Form 10-Q
period 2024-03-31
iShares Bitcoin Trust
filed 2024-05-08
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Shares	IBIT	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2024, the Registrant had 481,880,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust

Statements of Assets and Liabilities (Unaudited)

At March 31, 2024 and December 31, 2023

	March 31, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value(a)	$17,791,246,945	$—
Cash	140,552	100,000
Total Assets	17,791,387,497	100,000

Liabilities
Sponsor’s fees payable	2,502,615	—
Total Liabilities	2,502,615	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$17,788,884,882	$100,000

Shares issued and outstanding(b)	442,400,000	4,000
Net asset value per Share (Note 2C)	$40.21	$25.00

(a)	Cost of investment in bitcoin: $13,984,500,952 and $0, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust

Statement of Operations (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31,
2024
Expenses
Sponsor’s fees	$4,211,219
Sponsor’s fees waiver	(1,074,550)
Total expenses	3,136,669
Net investment loss	(3,136,669)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	100,525
Bitcoin sold for the redemption of Shares	—
Net realized gain	100,525
Net change in unrealized appreciation/depreciation	3,806,745,993
Net realized and unrealized gain	3,806,846,518

Net increase in net assets resulting from operations	$3,803,709,849

Net increase in net assets per Share(a)	$19.07

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Bitcoin Trust

Statement of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31, 2024
Net Assets at December 31, 2023	$100,000

Operations:
Net investment loss	(3,136,669)
Net realized gain	100,525
Net change in unrealized appreciation/depreciation	3,806,745,993
Net increase in net assets resulting from operations	3,803,709,849

Capital Share Transactions:
Contributions for Shares issued	13,985,175,033
Distributions for Shares redeemed	(100,000)
Net increase in net assets from capital share transactions	13,985,075,033

Increase in net assets	17,788,784,882

Net Assets at March 31, 2024	$17,788,884,882

Shares issued and redeemed
Shares issued	442,400,000
Shares redeemed	(4,000)
Net increase in Shares issued and outstanding	442,396,000

See notes to financial statements.

iShares® Bitcoin Trust

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2024

Three Months Ended March 31,
2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	3,803,709,849
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	$(13,984,757,957)
Proceeds from bitcoin sold to pay expenses	357,530
Net realized (gain) loss	(100,525)
Net change in unrealized appreciation/depreciation	(3,806,745,993)
Change in operating assets and liabilities:
Sponsor’s fees payable	2,502,615
Net cash used in operating activities	$(13,985,034,481)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	13,985,175,033
Payments on Shares redeemed	(100,000)
Net cash provided by financing activities	13,985,075,033

Cash
Net increase in cash	40,552
Cash, beginning of period	100,000
Cash, end of period	140,552

See notes to financial statements.

iShares® Bitcoin Trust

Schedule of Investments (Unaudited)

At March 31, 2024

March 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	252,011	$13,984,500,952	$17,791,246,945

Total Investments – 100.01%			17,791,246,945
Other Assets less Liabilities – (0.01)%			(2,362,063)
Net Assets – 100.00%			$17,788,884,882

See notes to financial statements.

iShares® Bitcoin Trust

Notes to Financial Statements (Unaudited)

March 31, 2024

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

On January 5, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) redeemed 4,000 shares of common stock for $100,000 ($25.00 per share) (the “Seed Shares”) for cash and the Seed Capital Investor purchased 400,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. The Seed Capital Investor is an affiliate of the Sponsor. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on January 5, 2024.

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on January 10, 2024 (“Effective Date”) and the Shares were listed on the Nasdaq Stock Market LLC (“NASDAQ”) on January 11, 2024.

The Trust seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means for an investor to make an investment similar to an investment in bitcoin.

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

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

The following significant accounting policies are consistently followed by the Trust in the preparation of its financial statements in conformity with U.S. GAAP. The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

B.	Bitcoin

Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is responsible for safekeeping the bitcoin owned by the Trust. The Bitcoin Custodian is appointed by the Trustee.

The net asset value of the Trust equals the total assets of the Trust, which consists solely of bitcoin and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. ET on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

The Sponsor has the exclusive authority to determine the Trust’s net asset value, which it has delegated to the Trustee under the Trust Agreement. The Trustee has delegated to the Trust Administrator the responsibility to calculate the net asset value of the Trust and the net asset value per Share (“NAV”), based on a pricing source selected by the Trustee. In determining the Trust’s net asset value, the Trust Administrator values the bitcoin held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value bitcoin in determining the net asset value of the Trust may not be deemed consistent with U.S. GAAP. The CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) shall constitute the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index. If the CF Benchmarks Index is not available or the Sponsor determines, in its sole discretion, that the CF Benchmarks Index is unreliable (together a “Fair Value Event”), the Trust’s holdings may be fair valued on a temporary basis in accordance with the fair value policies approved by the Trustee.

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the NAV of the Trust once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. Eastern Time (“ET”). Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements do not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended March 31, 2024:

Three Months Ended March 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	252,016	13,984,757,957	13,984,757,957	—
Bitcoin sold for the redemption of shares	—	—	—	—
Bitcoin sold to pay expenses	(5)	(257,005)	(357,530)	100,525
Net realized gain	—	—	100,525	—
Net change in unrealized appreciation/depreciation	—	—	3,806,745,993	—
Ending balance	252,011	$13,984,500,952	$17,791,246,945	$100,525

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trustee computes the net asset value per Share by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. The Trust only transacts with registered broker-dealers that are eligible to settle securities transactions through the book-entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”).

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.  For the period ended March 31, 2024, the amount waived was $1,074,550.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Bitcoin Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

4 - Related Parties

The Sponsor and the Trustee are considered to be related parties to the Trust. The Trustee’s fee is paid by the Sponsor and is not a separate expense of the Trust.

As of March 31, 2024, BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 400,000 Shares of the Trust, or 0.09%, of the Trust.

5 - Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of blocks of Baskets (2) acts performed or omitted pursuant to the provisions of the Trust Agreement, (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the value of bitcoin. Accordingly, a decline in the value of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the value of bitcoin include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2024.

Three Months Ended March 31,
2024
Net asset value per Share, beginning of period	$25.00

Net investment loss(a)	(0.02)
Net realized and unrealized gain(b)	15.23
Net increase in net assets from operations	15.21
Net asset value per Share, end of period	$40.21

Total return, at net asset value(c)(d)(e)(f)	52.94%

Ratio to average net assets:
Net investment loss(g)	(0.18)%
Total expenses(g)	0.24%

Total expenses after fees waived(g)	0.18%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period January 10, 2024 (Effective Date) to March 31, 2024.
(f)	For the period January 1, 2024 to March 31, 2024, the Trust’s total return was 60.84%.
(g)	Percentage is annualized.

9 - Investment Valuation

U.S. GAAP defines fair value as the price the Trust would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date. The Trust’s policy is to value its investment at fair value.

Various inputs are used in determining the fair value of assets and liabilities. Inputs may be based on independent market data (“observable inputs”) or they may be internally developed (“unobservable inputs”). These inputs are categorized into a disclosure hierarchy consisting of three broad levels for financial reporting purposes. The level of a value determined for an asset or liability within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are as follows:

Level 1 −	Unadjusted quoted prices in active markets for identical assets or liabilities;

Level 2 −

Inputs other than quoted prices included within Level 1 that are observable for the asset or liability either directly or indirectly, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not considered to be active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means; and

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At March 31, 2024, the value of the bitcoin held by the Trust is categorized as Level 1.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Bitcoin Trust (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Second Amended and Restated Trust Agreement dated as of December 28, 2023, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), the Trustee and the Delaware Trustee. The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”),  can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

Shares of the Trust trade on NASDAQ under the ticker symbol IBIT.

Valuation of Bitcoin; The CF Benchmark Index

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States of America. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin; The CF Benchmark Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended March 31, 2024

The Trust’s net asset value grew from $100,000 at December 31, 2023 to $17,788,884,882 at March 31, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at December 31, 2023 to 442,400,000 Shares at March 31, 2024, a consequence of 442,400,000 Shares (11,060 Baskets) being created and 4,000 Shares being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 60.89% from the Trust’s first bitcoin purchase of $43,878.41 on January 5, 2024 to $70,596.99 at March 31, 2024.

The 60.84% increase in the net asset value per Share for purposes of the Trust’s periodic financial statements (the “Financial Statement NAV”) from $25.00 at December 31, 2023 to $40.21 at March 31, 2024 is directly related to the 60.89% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $3,136,669 for the quarter, or 0.05% of the Trust’s average weighted assets of $6,969,771,909 during the quarter.

The NAV of $41.66 on March 13, 2024 was the highest during the quarter, compared with a low during the quarter of $22.36 on January 23, 2024.

Net increase in net assets resulting from operations for the quarter ended March 31, 2024 was $3,803,709,849, resulting from an unrealized gain on investment in bitcoin of $3,806,745,993 and, a net realized gain of $100,525 from bitcoin sold to pay expenses, partially offset by a net investment loss of $3,136,669. Other than the Sponsor’s fee of $3,136,669, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 4, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 4,000 Shares were redeemed during the quarter ended March 31, 2024.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
01/01/24 to 01/31/24	4,000	$25.00
02/01/24 to 02/29/24	—	—
03/01/24 to 03/31/24	—	—
Total	4,000	$25.00

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

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

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 (File No. 333‑272680) filed by the Registrant on October 19, 2023

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 8, 2024

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.