Form 10-Q
period 2024-06-30
iShares Bitcoin Trust ETF
filed 2024-08-08
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-41914

iShares® Bitcoin Trust ETF

(Exact name of registrant as specified in its charter)

Delaware	93-6461129
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o iShares Delaware Trust Sponsor LLC
400 Howard Street
San Francisco, California 94105

(Address of principal executive offices) (Zip Code)

(415) 670-2000

(Registrant’s telephone number, including area code)

iShares® Bitcoin Trust

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

As of July 31, 2024, the Registrant had 601,960,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust

Statements of Assets and Liabilities (Unaudited)

At June 30, 2024 and December 31, 2023

	June 30, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value(a)	$19,453,015,133	$—
Cash	150,090	100,000
Total Assets	19,453,165,223	100,000

Liabilities
Sponsor’s fees payable	3,543,267	—
Total Liabilities	3,543,267	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$19,449,621,956	$100,000

Shares issued and outstanding(b)	539,160,000	4,000
Net asset value per Share (Note 2C)	$36.07	$25.00

(a)	Cost of investment in bitcoin: $17,749,065,590 and $0, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2024

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Expenses
Sponsor’s fees	$11,510,364	$15,721,583
Sponsor’s fees waiver	(1,616,120)	(2,690,670)
Total expenses	9,894,244	13,030,913
Net investment loss	(9,894,244)	(13,030,913)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	1,354,605	1,455,130
Bitcoin sold for the redemption of Shares	872,888	872,888
Net realized gain	2,227,493	2,328,018
Net change in unrealized appreciation/depreciation	(2,102,796,450)	1,703,949,543
Net realized and unrealized gain (loss)	(2,100,568,957)	1,706,277,561

Net increase (decrease) in net assets resulting from operations	$(2,110,463,201)	$1,693,246,648

Net increase (decrease) in net assets per Share(a)	$(4.25)	$4.86

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Bitcoin Trust

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2024

Six Months Ended June 30, 2024
Net Assets at December 31, 2023	$100,000

Operations:
Net investment loss	(3,136,669)
Net realized gain	100,525
Net change in unrealized appreciation/depreciation	3,806,745,993
Net increase in net assets resulting from operations	3,803,709,849

Capital Share Transactions:
Contributions for Shares issued	13,985,175,033
Distributions for Shares redeemed	(100,000)
Net increase in net assets from capital share transactions	13,985,075,033

Increase in net assets	17,788,784,882

Net Assets at March 31, 2024	$17,788,884,882

Operations:
Net investment loss	(9,894,244)
Net realized gain	2,227,493
Net change in unrealized appreciation/depreciation	(2,102,796,450)
Net decrease in net assets resulting from operations	(2,110,463,201)

Capital Share Transactions:
Contributions for Shares issued	3,817,553,762
Distributions for Shares redeemed	(46,353,487)
Net increase in net assets from capital share transactions	3,771,200,275

Increase in net assets	1,660,737,074

Net Assets at June 30, 2024	$19,449,621,956

Shares issued and redeemed
Shares issued	540,520,000
Shares redeemed	(1,364,000)
Net increase in Shares issued and outstanding	539,156,000

See notes to financial statements.

iShares® Bitcoin Trust

Statement of Cash Flows (Unaudited)

For the six months ended June 30, 2024

Six Months Ended June 30,
2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,693,246,648
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(17,792,752,818)
Proceeds from bitcoin sold to pay expenses	46,015,246
Net realized (gain) loss	(2,328,018)
Net change in unrealized appreciation/depreciation	(1,703,949,543)
Change in operating assets and liabilities:
Sponsor’s fees payable	3,543,267
Net cash used in operating activities	$(17,756,225,218)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$17,802,728,795
Payments on Shares redeemed	(46,453,487)
Net cash provided by financing activities	$17,756,275,308

Cash
Net increase in cash	$50,090
Cash, beginning of period	100,000
Cash, end of period	$150,090

See notes to financial statements.

iShares® Bitcoin Trust

Schedule of Investments (Unaudited)

At June 30, 2024

June 30, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	306,979	$17,749,065,590	$19,453,015,133

Total Investments — 100.02%			19,453,015,133
Other Assets Less Liabilities — (0.02)%			(3,393,177)
Net Assets — 100.00%			$19,449,621,956

See notes to financial statements.

iShares® Bitcoin Trust

Notes to Financial Statements (Unaudited)

June 30, 2024

1 - Organization

The iShares Bitcoin Trust (the “Trust”) was organized on June 8, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of December 28, 2023. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

On January 5, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) redeemed 4,000 Shares for $100,000 ($25.00 per share) (the “Seed Shares”) for cash and the Seed Capital Investor purchased 400,000 Shares at a per-Share price of $25.00 (“Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. The Seed Capital Investor is an affiliate of the Sponsor. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on January 5, 2024.

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 4, 2024.

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

The net asset value of the Trust equals the total assets of the Trust, which consists solely of bitcoin and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third‑party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third‑party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the NAV of the Trust once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended June 30, 2024:

Three Months Ended June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	252,011	$13,984,500,952	$17,791,246,945	$—
Bitcoin purchased	55,736	3,807,994,861	3,807,994,861	—
Bitcoin sold for the redemption of shares	(640)	(36,148,475)	(37,021,363)	872,888
Bitcoin sold to pay expenses	(128)	(7,281,748)	(8,636,353)	1,354,605
Net realized gain	—	—	2,227,493	—
Net change in unrealized appreciation/depreciation	—	—	(2,102,796,450)	—
Ending balance	306,979	$17,749,065,590	$19,453,015,133	$2,227,493

The following tables summarize activity in bitcoin for the six months ended June 30, 2024:

Six Months Ended June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	307,752	17,792,752,818	17,792,752,818	—
Bitcoin sold for the redemption of shares	(640)	(36,148,475)	(37,021,363)	872,888
Bitcoin sold to pay expenses	(133)	(7,538,753)	(8,993,883)	1,455,130
Net realized gain	—	—	2,328,018	—
Net change in unrealized appreciation/depreciation	—	—	1,703,949,543	—
Ending balance	306,979	$17,749,065,590	$19,453,015,133	$2,328,018

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trustee computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

D.	Cash and Cash Equivalents

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution that does not exceed U.S. federally insured limits.

E.	Offering of the Shares

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash. Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

The Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended June 30, 2024, the amount waived was $2,690,670.

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

As of June 30, 2024, BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 400,000 Shares of the Trust, or 0.07%, of the Trust.

5 - Indemnification

The Trust Agreement provides that the Sponsor shall indemnify the Trustee, its directors, employees, delegees and agents against, and hold each of them harmless from, any loss, liability, claim, cost, expense or judgment of any kind whatsoever (including the reasonable fees and expenses of counsel) that is incurred by any of them and that arises out of or is related to (1) any offer or sale by the Trust of Baskets, (2) acts performed or omitted pursuant to the provisions of the Trust Agreement (A) by the Trustee, its directors, employees, delegees and agents or (B) by the Sponsor or (3) any filings with or submissions to the SEC in connection with or with respect to the Shares, except that the Sponsor shall not have any obligations to pay any indemnification amounts incurred as a result of and attributable to (x) the willful misconduct, gross negligence or bad faith of, or material breach of the terms of the Trust Agreement by, the Trustee, (y) information furnished in writing by the Trustee to the Sponsor expressly for use in the registration statement, or any amendment thereto, filed with the SEC relating to the Shares that is not materially altered by the Sponsor or (z) any misrepresentations or omissions made by an authorized participant (other than the Sponsor) in connection with such authorized participant’s offer and sale of Shares.

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

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust, which cannot be predicted with any certainty.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended  June 30, 2024.

	Three Months Ended June 30,	Six Months Ended June 30,
	2024	2024
Net asset value per Share, beginning of period	$40.21	$25.00

Net investment loss(a)	(0.02)	(0.04)
Net realized and unrealized gain (loss)(b)	(4.12)	11.11
Net increase (decrease) in net assets from operations	(4.14)	11.07
Net asset value per Share, end of period	$36.07	$36.07

Total return, at net asset value(c)(d)	(10.30)%	37.20	%(e)(f)
Ratio to average net assets:
Net investment loss(g)	(0.21)%	(0.21)%
Total expenses(g)	0.25%	0.25%
Total expenses after fees waived(g)	0.21%	0.21%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period January 10, 2024 (Effective Date) to June 30, 2024.
(f)	For the period January 1, 2024 to June 30, 2024, the Trust’s total return was 44.28%.
(g)	Percentage is annualized.

9 -	Investment Valuation

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

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2024, the value of the bitcoin held by the Trust is categorized as Level 1.

10 -	Subsequent Event

On August 8, 2024, the Trust's name was changed from iShares Bitcoin Trust to iShares Bitcoin Trust ETF. Other than the items noted above there were no subsequent events requiring adjustment or additional disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included in Item 1 of Part I of this Form 10‑Q. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward‑looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The iShares Bitcoin Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Second Amended and Restated Trust Agreement dated as of December 28, 2023, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”), as amended by Amendment No. 1 thereto, with effect from August 8, 2024. The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

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

The Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker‑dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the "Prime Execution Agent") acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

Shares of the Trust trade on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol IBIT.

Valuation of Bitcoin; The CF Benchmark Index

On each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. Eastern Time (“ET”), the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the net asset value per Share (“NAV”).

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

Liquidity

The Trust is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to its liquidity needs. In exchange for a fee, the Sponsor has agreed to assume most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. The Trust’s only source of liquidity is its sales of bitcoin.

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin; The CF Benchmark Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2024

The Trust’s net asset value increased from $17,788,884,882 at March 31, 2024 to $19,449,621,956 at June 30, 2024, a 9.34% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 442,400,000 Shares at March 31, 2024 to 539,160,000 Shares at June 30, 2024, a consequence of 98,120,000 Shares (2,453 Baskets) being created and 1,360,000 Shares (34 Baskets) being redeemed during the quarter. The increase in Trust’s net asset value was partially offset by a decrease in the price of bitcoin, which fell 10.24% from $70,596.99 at March 31, 2024 to $63,369.30 at June 30, 2024.

The 10.30% decrease in the net asset value per Share for purposes of the Trust’s periodic financial statements (the “Financial Statement NAV”) from $40.21 at March 31, 2024 to $36.07 at June 30, 2024 is directly related to the 10.24% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $9,894,244 for the quarter, or 0.05% of the Trust’s average weighted assets of $18,538,536,352 during the quarter.

The NAV of $40.90 on April 8, 2024 was the highest during the quarter, compared with a low during the quarter of $32.97 on May 1, 2024.

Net decrease in net assets resulting from operations for the quarter ended June 30, 2024 was $2,110,463,201, resulting from an unrealized loss on investment in bitcoin of $2,102,796,450 and, a net investment loss of $9,894,244, partially offset by a net realized gain of $1,354,605 from bitcoin sold to pay expenses and a net realized gain of $872,888 from bitcoin sold for the redemption of Shares. Other than the Sponsor’s fee of $9,894,244, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2024

The Trust’s net asset value grew from $100,000 at December 31, 2023 to $19,449,621,956 at June 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at December 31, 2023 to 539,160,000 Shares at June 30, 2024, a consequence of 540,520,000 Shares (13,513 Baskets) being created and 1,364,000 Shares (34 Baskets plus the original 4,000 seed Shares) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 44.42% from the Trust’s first bitcoin purchase at $43,878.41 on January 5, 2024 to $63,369.30 at June 30, 2024.

The 44.28% increase in the Financial Statement NAV from $25.00 at December 31, 2023 to $36.07 at June 30, 2024 is directly related to the 44.42% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $13,030,913 for the period, or 0.10% of the Trust’s average weighted assets of $12,754,154,131 during the period.

The NAV of $41.66 on March 13, 2024 was the highest during the period, compared with a low during the period of $22.36 on January 23, 2024.

Net increase in net assets resulting from operations for the period ended June 30, 2024 was $1,693,246,648, resulting from an unrealized gain on investment in bitcoin of $1,703,949,543, a net realized gain of $1,455,130 from bitcoin sold to pay expenses and a net realized gain of $872,888 from bitcoin sold for the redemption of Shares, partially offset by a net investment loss of $13,030,913. Other than the Sponsor’s fee of $13,030,913, the Trust had no expenses during the period.

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

There were no changes in the Trust’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission on March 4, 2024.

The Trust relies on the information and technology systems of the Custodian, the Trustee, the Sponsor, the Authorized Participants, the Bitcoin Trading Counterparties, the listing exchange, and the Trust’s other service providers and counterparties (referred to herein as the “Service Providers”), each of which could be directly or indirectly adversely affected by information systems interruptions, cybersecurity incidents or other disruptions, which in turn could have a material adverse effect on the Trust.

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

Cybersecurity incidents may cause disruptions and impact business operations. They may result in any of the following: financial losses (including loss or theft of Trust assets), interference with the Trust’s ability to calculate its NAV, disclosure of confidential information, impediments to trading, submission of erroneous trades or erroneous creation or redemption orders or bitcoin price movements, the inability of the Trust or the Service Providers to transact business, violations of applicable privacy and other laws, regulatory fines, penalties, reputational damage, reimbursement or other compensation costs, and other legal and compliance costs. In addition, cyber incidents may render records of Trust assets and transactions, Shareholder ownership of the Shares, and other data integral to the functioning of the Trust inaccessible, inaccurate or incomplete. The Trust may incur substantial costs in order to resolve or prevent cyber incidents.

The Sponsor, an indirect subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Bitcoin Trading Counterparties.

In the event that one or more Authorized Participants or Bitcoin Trading Counterparties withdraw from or cease participation in creation and redemption activity or bitcoin transactions with the Trust for any reason, the liquidity of the Shares will likely decrease, which could adversely affect the market price of the Shares and result in your incurring a loss on your investment in Shares.

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the value of bitcoin decreases, these delays may result in a decrease in the amount the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the cash proceeds from selling the underlying amount of bitcoin, redemptions may be suspended (i) during any period in which regular trading on NASDAQ is suspended or restricted, or the exchange is closed (other than scheduled holiday or weekend closings) or (ii) during a period when the Sponsor determines that delivery, disposal or evaluation of bitcoin is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, Bitcoin Custodian, Cash Custodian, Administrator, Bitcoin Trading Counterparties, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, iShares order entry system, Internet services or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, Internet, or Bitcoin network outage, or similar event). If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of bitcoin decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model, or the potential unavailability or exhaustion of the Trade Credits, which the Trust would not be able to use in connection with in-kind creations and redemptions. Such delays could cause the execution price associated with such trades to materially deviate from the Index price used to determine the NAV. In addition, Bitcoin Trading Counterparties must settle bitcoin transactions with the Trust within a contractually specified time period, subject to customary exceptions. If the Bitcoin Trading Counterparty fails to perform its obligations within the contractually specified time period, the Trust would seek to use the Prime Execution Agent’s Coinbase Prime service or an alternate Bitcoin Trading Counterparty to execute the bitcoin transaction. However, the pricing or terms of the ultimate bitcoin transaction conducted through the Prime Execution Agent’s Coinbase Prime service or an alternate Bitcoin Trading Counterparty after the failure of the Bitcoin Trading Counterparty to perform its obligations could deviate, potentially significantly, from the pricing or terms of the transaction that the Trust originally entered with the Bitcoin Trading Counterparty. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of bitcoin, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying bitcoin held by the Trust or sell Shares at a price lower than the value of the underlying bitcoin held by the Trust, causing Shareholders to suffer losses. Alternatively, Authorized Participants could refrain from participating in creating and redeeming Baskets, and if not replaced, could disrupt the Trust’s ability to operate. Similarly, if Bitcoin Trading Counterparties or the parties to transactions with the Trust through the Prime Execution Agent’s Coinbase Prime service refrain from transacting with the Trust, and if not replaced, it could disrupt the Trust’s ability to operate. The Trust expects to conduct bitcoin purchase and sale transactions through the Prime Execution Agent’s Coinbase Prime service and with Bitcoin Trading Counterparties. The reliance on the Prime Execution Agent’s Coinbase Prime service and Bitcoin Trading Counterparties creates a risk that if the Prime Execution Agent’s Coinbase Prime service or trading with Bitcoin Trading Counterparties is unavailable or disrupted for any reason, the Trust will be unable to execute bitcoin transactions and the Trust’s creation and redemption processes will be disrupted. In addition, a failure to settle bitcoin transactions, whether with the Bitcoin Trading Counterparty or the Prime Execution Agent’s Coinbase Prime service, could disrupt the calculation of the Trust’s NAV or potentially cause inaccuracies in NAV calculation, which could disrupt the Trust’s operations or cause Shareholders to suffer losses.

If regulators subject the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties and also result in decreased liquidity for the Shares.

To the extent that the activities of the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Bitcoin Trading Counterparty may also instead decide to terminate its role as a Bitcoin Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Additionally, to the extent the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties and have a material adverse effect on the price of the Shares. Although Bitcoin Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Bitcoin Trading Counterparty Agreements, if such representations prove inaccurate, such Bitcoin Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in bitcoin transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department's press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in convertible virtual currency ("CVC") transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that blockchain networks, including the Bitcoin network, is global and anyone can access them, validate transactions or transfer digital assets through them, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.  The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or network participant, such as miners or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

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

The Trust and affiliates of the indirect parent of the Sponsor (“BlackRock”) have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants, Bitcoin Trading Counterparties, Prime Execution Agent and Bitcoin Custodian. The Prime Execution Agent and Bitcoin Custodian must undergo counterparty due diligence by BlackRock. Each Authorized Participant must undergo onboarding by BlackRock prior to placing creation or redemption orders with respect to the Trust. Each Bitcoin Trading Counterparty must undergo onboarding by BlackRock prior to entering into bitcoin transactions with the Trust. Each Bitcoin Trading Counterparty who deposits bitcoin as part of a purchase made by the Trust in connection with a cash creation or receives bitcoin from the Trust as part of a sale made by the Trust in connection with a cash redemption must establish an account - and transfer or receive such bitcoin through such account - at the Prime Execution Agent. When trading through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement, the bitcoin delivered to the Trust is delivered through execution with the Prime Execution Agent. As a result, the Sponsor and the Trust have instituted procedures reasonably designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Participants, as broker-dealers, and the Prime Execution Agent and Bitcoin Custodian, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants and trade with Bitcoin Trading Counterparties who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all bitcoin delivered by Bitcoin Trading Counterparties, such Bitcoin Trading Counterparties must represent to the Trust that they will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom such party obtains bitcoin being transferred and (ii) that such bitcoin being transferred by such party to the Trust were not derived from, or associated with, unlawful or criminal activity. The Trust will not hold any bitcoin except those that have been delivered by Bitcoin Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts opened at the Prime Execution Agent, including any opened by the Trust’s counterparties for purposes of facilitating bitcoin deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent, Bitcoin Custodian and Bitcoin Trading Counterparties have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, every Bitcoin Trading Counterparty must establish an account at the Prime Execution Agent through which the Bitcoin Trading Counterparty transfers bitcoin to the Trust during a purchase order or receives bitcoin from the Trust in connection with a redemption order. The Prime Execution Agent performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Execution Agent’s blockchain analytics screening program, any bitcoin that is delivered to the Trust’s account will undergo screening designed to assess whether the origins of that bitcoin are illicit.

The Prime Execution Agent Agreement provides, among others, that if the Prime Execution Agent conducts blockchain analytics screening on a bitcoin transaction deposited by an Authorized Participant and such screening results in the bitcoin transaction being suspected or determined to be in violation of certain applicable sanctions laws, the Prime Execution Agent and its affiliates, including the Bitcoin Custodian, will (a) block or reject the deposit of such bitcoin into a customer account of the Trust’s counterparties, where required by applicable sanctions laws, and (b) agree to promptly inform the Trust if any fund movement between a customer account of the Trust’s counterparties at the Prime Execution Agent and the Trust’s account(s) involves such bitcoin, so long as permitted by applicable law.

However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the bitcoin identified by such screening being blocked or frozen by the Prime Execution Agent, and thus made unavailable to the Trust. Moreover, the Prime Execution Agent Agreement and Custodian Agreement require the Trust to attest that it has performed its own due diligence on the Authorized Participants it has contracted with to source bitcoin from and has confirmed that the Authorized Participants and Bitcoin Trading Counterparties, as applicable, have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Trust arranges for such diligence to be performed, including by the Trust’s service providers, including the Sponsor or the Trustee or their affiliates, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Bitcoin Trading Counterparties represent to the Trust that they conduct due diligence on their own counterparties from whom they source the bitcoin they deposit with the Trust in creation baskets, and that they have formed a reasonable belief that such bitcoin being transferred by the Bitcoin Trading Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Bitcoin Trading Counterparties may not conduct sufficient due diligence processes on the sources of their bitcoin or that their representations to the Trust may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Bitcoin Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence prove to be ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Bitcoin Custodian, under the Prime Execution Agent Agreement and Custodian Agreement, or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 1,360,000 Shares (34 Baskets) were redeemed during the quarter ended June 30, 2024.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/24 to 04/30/24	—	$—
05/01/24 to 05/31/24	1,360,000	34.08
06/01/24 to 06/30/24	—	—
Total	1,360,000	$34.08

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2024,  iShares Bitcoin Trust filed a Certificate of Amendment to its Certificate of Trust with the Secretary of State of the State of Delaware for the purpose of changing its name to “iShares Bitcoin Trust ETF” (the “Certificate of Amendment”). The Certificate of Amendment, which became effective at 12:01 a.m. on August 8, 2024, is attached hereto as Exhibit 3.3 and is incorporated herein by reference.

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

3.3*	Certificate of Amendment to Certificate of Trust of iShares Bitcoin Trust

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1 (File No. 333-272680) filed by the Registrant on January 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1 (File No. 333-272680) filed by the Registrant on December 22, 2023

4.3	Amendment No. 1 to the Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 001-41914) filed by the Registrant on July 26, 2024

10.1*	Third Amended and Restated Coinbase Prime Broker Agreement

10.2*	Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1)

10.3*	Coinbase Committed Trade Financing Agreement (included as Exhibit D in Exhibit 10.1)

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

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 8, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 8, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.