Form 10-Q
period 2024-09-30
iShares Bitcoin Trust ETF
filed 2024-11-07
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 31, 2024, the Registrant had 762,360,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At September 30, 2024 and December 31, 2023

	September 30, 2024	December 31, 2023
Assets
Investment in bitcoin, at fair value(a)	$23,334,553,376	$—
Cash	14,723	100,000
Total Assets	23,334,568,099	100,000

Liabilities
Sponsor’s fees payable	3,881,475	—
Total Liabilities	3,881,475	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$23,330,686,624	$100,000

Shares issued and outstanding(b)	644,000,000	4,000
Net asset value per Share (Note 2C)	$36.23	$25.00

(a)	Cost of investment in bitcoin: $21,511,514,705 and $0, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2024

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Expenses
Sponsor’s fees	$13,122,598	$28,844,181
Sponsor’s fees waiver	(1,633,880)	(4,324,550)
Total expenses	11,488,718	24,519,631
Net investment loss	(11,488,718)	(24,519,631)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	(562,447)	892,683
Bitcoin sold for the redemption of Shares	(86,430)	786,458
Net realized gain (loss)	(648,877)	1,679,141
Net change in unrealized appreciation/depreciation	119,089,128	1,823,038,671
Net realized and unrealized gain	118,440,251	1,824,717,812

Net increase in net assets resulting from operations	$106,951,533	$1,800,198,181

Net increase in net assets per Share(a)	$0.18	$4.15

(a)	Net increase in net assets per Share based on average shares outstanding during the period.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2024

Nine Months Ended September 30, 2024
Net Assets at December 31, 2023	$100,000

Operations:
Net investment loss	(3,136,669)
Net realized gain	100,525
Net change in unrealized appreciation/depreciation	3,806,745,993
Net increase in net assets resulting from operations	3,803,709,849

Capital Share Transactions:
Contributions for Shares issued	13,985,175,033
Distributions for Shares redeemed	(100,000)
Net increase in net assets from capital share transactions	13,985,075,033

Increase in net assets	17,788,784,882

Net Assets at March 31, 2024	$17,788,884,882

Operations:
Net investment loss	(9,894,244)
Net realized gain	2,227,493
Net change in unrealized appreciation/depreciation	(2,102,796,450)
Net decrease in net assets resulting from operations	(2,110,463,201)

Capital Share Transactions:
Contributions for Shares issued	3,817,553,762
Distributions for Shares redeemed	(46,353,487)
Net increase in net assets from capital share transactions	3,771,200,275

Increase in net assets	1,660,737,074

Net Assets at June 30, 2024	$19,449,621,956

Operations:
Net investment loss	(11,488,718)
Net realized loss	(648,877)
Net change in unrealized appreciation/depreciation	119,089,128
Net increase in net assets resulting from operations	106,951,533

Capital Share Transactions:
Contributions for Shares issued	3,810,098,503
Distributions for Shares redeemed	(35,985,368)
Net increase in net assets from capital share transactions	3,774,113,135

Increase in net assets	3,881,064,668

Net Assets at September 30, 2024	$23,330,686,624

Shares issued and redeemed
Shares issued	646,440,000
Shares redeemed	(2,444,000)
Net increase in Shares issued and outstanding	643,996,000

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statement of Cash Flows (Unaudited)

For the nine months ended September 30, 2024

Nine Months Ended September 30,
2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$1,800,198,181
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(21,589,313,309)
Proceeds from bitcoin sold	79,477,745
Net realized (gain) loss	(1,679,141)
Net change in unrealized appreciation/depreciation	(1,823,038,671)
Change in operating assets and liabilities:
Sponsor’s fees payable	3,881,475
Net cash used in operating activities	$(21,530,473,720)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$21,612,827,298
Payments on Shares redeemed	(82,438,855)
Net cash provided by financing activities	$21,530,388,443

Cash
Net decrease in cash	$(85,277)
Cash, beginning of period	100,000
Cash, end of period	$14,723

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedule of Investments (Unaudited)

At September 30, 2024

September 30, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	366,448	$21,511,514,705	$23,334,553,376

Total Investments — 100.02%			23,334,553,376
Other Assets Less Liabilities — (0.02)%			(3,866,752)
Net Assets — 100.00%			$23,330,686,624

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2024

1 - Organization

The iShares Bitcoin Trust ETF (the “Trust”) was organized on June 8, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Second Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of December 28, 2023, as amended by Amendment No. 1 thereto, with effect from August 8, 2024. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets. On August 8, 2024, the Trust’s name was changed from iShares Bitcoin Trust to iShares Bitcoin Trust ETF.

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

The Trust’s registration statement on Form S-1 relating to its continuous public offering of Shares was declared effective by the Securities and Exchange Commission (“SEC”) on January 10, 2024 (Effective Date) and the Shares were listed on The Nasdaq Stock Market LLC (“NASDAQ”) on January 11, 2024.

The Trust seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Shares are intended to constitute a simple means of making an investment similar to an investment in bitcoin.

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

The net asset value of the Trust equals the total assets of the Trust, which consists solely of bitcoin and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third‑party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third‑party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday, or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following table summarizes activity in bitcoin for the three months ended September 30, 2024:

Three Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	306,979	$17,749,065,590	$19,453,015,133	$—
Bitcoin purchased	60,053	3,796,560,491	3,796,560,491	—
Bitcoin sold for the redemption of shares	(391)	(22,898,817)	(22,812,387)	(86,430)
Bitcoin sold to pay expenses	(193)	(11,212,559)	(10,650,112)	(562,447)
Net realized loss	—	—	(648,877)	—
Net change in unrealized appreciation/depreciation	—	—	119,089,128	—
Ending balance	366,448	$21,511,514,705	$23,334,553,376	$(648,877)

The following table summarizes activity in bitcoin for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	367,805	21,589,313,309	21,589,313,309	—
Bitcoin sold for the redemption of shares	(1,031)	(59,047,292)	(59,833,750)	786,458
Bitcoin sold to pay expenses	(326)	(18,751,312)	(19,643,995)	892,683
Net realized gain	—	—	1,679,141	—
Net change in unrealized appreciation/depreciation	—	—	1,823,038,671	—
Ending balance	366,448	$21,511,514,705	$23,334,553,376	$1,679,141

C.	Calculation of Net Asset Value

On each Business Day, as soon as practicable after 4:00 p.m. ET, the net asset value of the Trust is obtained by subtracting all accrued fees, expenses and other liabilities of the Trust from the total assets held by the Trust. The Trust Administrator computes the NAV by dividing the net asset value of the Trust by the number of Shares outstanding on the date the computation is made.

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended September 30, 2024, the Sponsor’s fee was $28,844,181.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor will waive a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver will be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended September 30, 2024, the amount waived was $4,324,550.

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

As of September 30, 2024, BlackRock Financial Management, Inc., an affiliate of the Sponsor, owned 400,000 Shares of the Trust, or 0.06%, of the Trust.

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

7 - Concentration Risk

Substantially all of the Trust’s assets are holdings of bitcoin, which creates a concentration risk associated with fluctuations in the price of bitcoin. Accordingly, a decline in the price of bitcoin will have an adverse effect on the value of the Shares of the Trust. Factors that may have the effect of causing a decline in the price of bitcoin include negative perception of digital assets; a lack of stability and standardized regulation in the digital asset markets; the closure or temporary shutdown of digital asset platforms due to fraud, business failure, security breaches or government mandated regulation; and a loss of investor confidence.

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2024.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024	2024
Net asset value per Share, beginning of period	$36.07	$25.00

Net investment loss(a)	(0.02)	(0.06)
Net realized and unrealized gain(b)	0.18	11.29
Net increase in net assets from operations	0.16	11.23
Net asset value per Share, end of period	$36.23	$36.23

Total return, at net asset value(c)(d)	0.44%	37.80	%(e)(f)
Ratio to average net assets:
Net investment loss(g)	(0.22)%	(0.21)%
Total expenses(g)	0.25%	0.25%
Total expenses after fees waived(g)	0.22%	0.21%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period January 10, 2024 (Effective Date) to September 30, 2024.
(f)	For the period January 1, 2024 to September 30, 2024, the Trust’s total return was 44.92%.
(g)	Percentage is annualized.

9 -	Investment Valuation

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

At September 30, 2024, the value of the bitcoin held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2024

The Trust’s net asset value increased from $19,449,621,956 at June 30, 2024 to $23,330,686,624 at September 30, 2024, a 19.95% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 539,160,000 Shares at June 30, 2024 to 644,000,000 Shares at September 30, 2024, a consequence of 105,920,000 Shares (2,648 Baskets) being created and 1,080,000 Shares (27 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 0.49% from $63,369.30 at June 30, 2024 to $63,677.63 at September 30, 2024.

The 0.44% increase in the NAV for purposes of the Trust’s periodic financial statements (the “Financial Statement NAV”) from $36.07 at June 30, 2024 to $36.23 at September 30, 2024 is directly related to the 0.49% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $11,488,718 for the quarter, or 0.05% of the Trust’s average weighted assets of $20,919,049,413 during the quarter.

The NAV of $38.61 on July 22, 2024 was the highest during the quarter, compared with a low during the quarter of $30.24 on August 5, 2024.

Net increase in net assets resulting from operations for the quarter ended September 30, 2024 was $106,951,533, resulting from an unrealized gain on investment in bitcoin of $119,089,128, partially offset by a net realized loss of $562,447 from bitcoin sold to pay expenses, a net realized loss of $86,430 from bitcoin sold for the redemption of Shares and, a net investment loss of $11,488,718. Other than the net Sponsor’s fee of $11,488,718, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2024

The Trust’s net asset value grew from $100,000 at December 31, 2023 to $23,330,686,624 at September 30, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at December 31, 2023 to 644,000,000 Shares at September 30, 2024, a consequence of 646,440,000 Shares (16,161 Baskets) being created and 2,444,000 Shares (61 Baskets plus the original 4,000 seed Shares) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 45.12% from the Trust’s first bitcoin purchase at $43,878.41 on January 5, 2024 to $63,677.63 at September 30, 2024.

The 44.92% increase in the Financial Statement NAV from $25.00 at December 31, 2023 to $36.23 at September 30, 2024 is directly related to the 45.12% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $24,519,631 for the period, or 0.16% of the Trust’s average weighted assets of $15,495,651,817 during the period.

The NAV of $41.66 on March 13, 2024 was the highest during the period, compared with a low during the period of $22.36 on January 23, 2024.

Net increase in net assets resulting from operations for the nine months ended September 30, 2024 was $1,800,198,181, resulting from an unrealized gain on investment in bitcoin of $1,823,038,671, a net realized gain of $892,683 from bitcoin sold to pay expenses and a net realized gain of $786,458 from bitcoin sold for the redemption of Shares, partially offset by a net investment loss of $24,519,631. Other than the net Sponsor’s fee of $24,519,631, the Trust had no expenses during the period.

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

There may be situations where an Authorized Participant is unable to redeem a Basket of Shares. To the extent the price of bitcoin decreases, these delays may result in a decrease in the amount the Authorized Participant will receive when the redemption occurs, as well as a reduction in liquidity for all Shareholders in the secondary market.

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

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer‑to‑peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that blockchain networks, including the Bitcoin network, is global and anyone can access them, validate transactions or transfer digital assets through them, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so.  The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, or a digital asset, or network participant, such as miners or users, were associated with bad actors or illicit activity, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 1,080,000 Shares (27 Baskets) were redeemed during the quarter ended September 30, 2024.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/24 to 07/31/24	—	$—
08/01/24 to 08/31/24	800,000	33.66
09/01/24 to 09/30/24	280,000	32.34
Total	1,080,000	$33.32

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 (File No. 333-272680) filed by the Registrant on June 15, 2023

3.2

Certificate of Amendment to Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.2 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on October 19, 2023

3.3	Certificate of Amendment to Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on January 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on December 22, 2023

4.3	Amendment No. 1 to the Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 001-41914) filed by the Registrant on July 26, 2024

10.1	Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

10.2	Coinbase Custody Custodial Services Agreement (included as Exhibit A in Exhibit 10.1) incorporated by reference to Exhibit 10.2 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

10.3	Coinbase Committed Trade Financing Agreement (included as Exhibit D in Exhibit 10.1) incorporated by reference to Exhibit 10.3 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

10.4

Services Agreement with The Bank of New York Mellon, as cash custodian and trust administrator incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on December 29, 2023

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑272680) filed by the Registrant on October 19, 2023

10.6	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form of 8-K (File No. 001-41914) filed by the Registrant on September 19, 2024

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 7, 2024

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 7, 2024

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.