Form 10-K
period 2024-12-31
iShares Bitcoin Trust ETF
filed 2025-03-05
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

As of June 30, 2024, the aggregate market value of the shares held by non-affiliates was approximately $19,419,298,752. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of February 28, 2025, the Registrant had 1,008,160,000 Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes statements which relate to future events or future performance. In some cases, you can identify such forward‑looking statements by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this report that address activities, events or developments that may occur in the future, including such matters as changes in commodity prices and market conditions (for bitcoin and the shares), the operations of iShares Bitcoin Trust ETF (the “Trust”), the plans of iShares Delaware Trust Sponsor LLC (the “Sponsor”), the sponsor of the Trust, and references to the Trust’s future success and other similar matters are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this report, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies and other world economic and political developments. See Item 1A. “Risk Factors.” Consequently, all the forward‑looking statements made in this report are qualified by these cautionary statements, and there can be no assurance that the actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of the shares issued by the Trust. Moreover, none of the Sponsor, BlackRock Fund Advisors (the “Trustee”), Wilmington Trust Company (the “Delaware Trustee”) or their respective affiliates assumes responsibility for the accuracy or completeness of any forward-looking statements. Except as required under Item 512 of Regulation S-K or other applicable disclosure laws, none of the Trust, the Sponsor, the Trustee, the Delaware Trustee, or their respective affiliates is under any duty to update any forward-looking statements to conform the statements to actual results or to a change in the expectations or predictions of these persons.

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

•

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

•

The value of the Shares is subject to a number of factors relating to the fundamental investment characteristics of bitcoin as a digital asset, including the fact that digital assets are bearer instruments and loss, theft, destruction, or compromise of the associated private keys could result in permanent loss of the asset, and the capabilities and development of blockchain technologies such as the blockchain ledger for bitcoin (the “Bitcoin blockchain”).

•	Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of bitcoin.

•

Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges.

Risk Factors Related to the Digital Asset Markets

•	The value of the Shares relates directly to the value of bitcoins, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

•

The Index (as defined below) has a limited performance history, the Index price could fail to track the global bitcoin price, and a failure of the Index price could adversely affect the value of the Shares.

•	The Index price used to calculate the value of the Trust’s bitcoin may be volatile, adversely affecting the value of the Shares.

Risk Factors Related to the Trust and the Shares

•

If the process of creation and redemption of blocks of 40,000 Shares (a “Basket”) encounters any unanticipated difficulties, the possibility for arbitrage transactions by registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant”) intended to keep the price of the Shares closely linked to the price of bitcoin may not exist and, as a result, the price of the Shares may fall or otherwise diverge from the net asset value per Share (“NAV”).

•	The liquidity of the Shares may also be affected by the withdrawal from participation of Authorized Participants or Bitcoin Trading Counterparties.

•

Security threats to the Trust’s account at the Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the value of the Shares.

•

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoins may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.

•

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

•

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

•

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

•

If regulators subject the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties to regulation as a money services business (“MSB”) or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties and also result in decreased liquidity for the Shares.

•

Regulatory changes or interpretations could obligate an Authorized Participant, the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

•	The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

PART I

Item 1. Business.

Summary

The iShares Bitcoin Trust ETF (the “Trust”) was formed as a Delaware statutory trust on June 8, 2023. The Trust is governed by the Second Amended and Restated Trust Agreement dated as of December 28, 2023 (the “Trust Agreement”), as amended by Amendment No. 1 thereto, with effect from August 8, 2024. The purpose of the Trust is to own bitcoin purchased by the Trust in exchange for the shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The owners of the beneficial interests of Shares are the “Shareholders.” The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust, pursuant to the Custodial Services Agreement (the “Custodian Agreement”).

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

The Trust’s net asset value grew from $100,000 at December 31, 2023 to $51,519,566,547 at December 31, 2024, the Trust’s fiscal year end. Outstanding Shares of the Trust rose from 4,000 Shares at December 31, 2023 to 970,440,000 Shares outstanding at December 31, 2024.

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

The Shares are backed by the assets of the Trust. The Bitcoin Custodian keeps custody of all of the Trust’s bitcoin, other than that which is maintained in a trading account (the “Trading Balance”) with the Prime Execution Agent, in accounts that are required to be segregated from the assets held by the Bitcoin Custodian as principal and the assets of its other customers (the “Vault Balance”). The Bitcoin Custodian keeps all of the private keys associated with the Trust’s bitcoin in the Vault Balance. The hardware, software, systems, and procedures of the Bitcoin Custodian may not be available or cost-effective for many investors to access directly. The Trust’s bitcoin holdings and cash holdings from time to time may be held with the Prime Execution Agent, in the Trading Balance, in connection with creations and redemptions of Baskets, and the sale of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s bitcoin. These periodic holdings held in the Trading Balance with the Prime Execution Agent represent an omnibus claim on the Prime Execution Agent’s bitcoin (and cash) held on behalf of clients; these bitcoin holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell bitcoin on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts, and can avoid the complexities of handling bitcoin directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Listed.

The Shares are listed and traded on Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “IBIT.”

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

The Trust is not registered as an investment company for purposes of U.S. federal securities laws and is not subject to regulation by the SEC as an investment company. Consequently, the owners of Shares do not have the regulatory protections provided to investors in registered investment companies. For example, the provisions of the Investment Company Act of 1940, as amended (the “Investment Company Act”), that limit transactions with affiliates, prohibit the suspension of redemptions (except under certain limited circumstances) or limit sales loads, among others, do not apply to the Trust. The Sponsor is not registered with the SEC as an investment adviser and is not subject to regulation by the SEC as such in connection with its activities with respect to the Trust. Consequently, the owners of Shares do not have the regulatory protections provided to advisory clients of SEC-registered investment advisers.

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

The Bitcoin Custodian

The Bitcoin Custodian for the Trust’s bitcoin holdings is Coinbase Custody Trust Company, LLC, and the Trust has entered into the Custodian Agreement with the Bitcoin Custodian. The Sponsor may, in its sole discretion, add or terminate bitcoin custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s bitcoin holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

The Bitcoin Custodian keeps custody of all of the Trust’s bitcoin held by the Bitcoin Custodian in segregated accounts in the Vault Balance, other than the Trust’s bitcoin which is temporarily maintained in the Trading Balance with the Prime Execution Agent as described below in “The Prime Execution Agent and The Trade Credit Lender—The Prime Execution Agent.” Trust assets held in the Vault Balance are held in segregated wallets, and are not commingled with the Bitcoin Custodian’s or its affiliates’ assets, or the assets of the Bitcoin Custodian’s other customers. The Vault Balance is held at the blockchain ledger for bitcoin (the “Bitcoin blockchain”) addresses at which only the Trust’s assets are held.

The Bitcoin Custodian keeps all of the private keys associated with the Trust’s bitcoin held at the Bitcoin Custodian in the Vault Balance in cold storage. Cold storage is a safeguarding method by which the private key(s) corresponding to bitcoin is (are) generated and stored in an offline manner. Private keys are generated in offline computers or devices that are not connected to the internet so that they are more resistant to being hacked. By contrast, in hot storage, the private keys are held online, where they are more accessible, leading to more efficient transfers, though they are potentially more vulnerable to being hacked.

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

Coinbase Global Inc. (“Coinbase Global”), the parent company of the Bitcoin Custodian, the Prime Broker and the Trade Credit Lender (“Coinbase Global”) maintains a commercial crime insurance policy of up to $320 million, which is intended to cover the loss of client assets held by Coinbase Global and its subsidiaries, referred to as the “Coinbase Insureds,” including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork, the Custodian Agreement provides that the Bitcoin Custodian may temporarily suspend services, and may, in their sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Bitcoin Custodian shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodian Agreement provides that, other than as set forth therein, and provided that the Bitcoin Custodian shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Bitcoin Custodian shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Bitcoin blockchain and any digital asset network, including the Bitcoin peer-to-peer network (the “Bitcoin network”) or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodian Agreement further provides that, unless specifically communicated by the Bitcoin Custodian and its affiliates through a written public statement on the Coinbase website, the Bitcoin Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with bitcoin.  The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset. Furthermore, the Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Digital Asset on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Digital Asset to the Trust if the Trust terminates its custodial arrangement with the Custodian. For more information on the Trust’s and Sponsor’s policies on forked or airdropped assets, see Item 1A. “Risk Factors—A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.” Neither the Bitcoin Custodian nor any other Coinbase entity is permitted to withdraw the Trust’s bitcoin from the Trust’s Vault Balance, or loan, hypothecate, pledge or otherwise encumber the Trust’s bitcoin, without the consent of the Trust. The Vault Balance is subject to the lien to secure outstanding trade credits (“Trade Credits”) in favor of Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

Under the Custodian Agreement, the Bitcoin Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, among others, the Bitcoin Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Bitcoin Custodian’s liability; (ii) the Bitcoin Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Bitcoin Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Bitcoin Custodian’s violation of any law, rule or regulation with respect to the provision of its services, the Bitcoin Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Bitcoin Custodian is not liable, even if the Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof. In managing the Vault Balance of the Trust, the Bitcoin Custodian has processes in place to create and utilize new cold storage wallets in order to limit the dollar value of bitcoin in any specific cold storage wallet in accordance with the Bitcoin Custodian’s insurance limit. The Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodian. Under the Custodian Agreement, except in the case of its negligence, fraud, material violation of applicable law or willful misconduct, the Bitcoin Custodian shall not have any liability, obligation, or responsibility for any damage or interruptions caused by any computer viruses, spyware, scareware, Trojan horses, worms or other malware that may affect the Trust’s computer or other equipment, or any phishing, spoofing or other attack, unless the Bitcoin Custodian fails to have commercially reasonable policies, procedures and technical controls in place to prevent such damages or interruptions.

The Bitcoin Custodian may terminate the Custodian Agreement for any reason upon providing the applicable notice to the Trust, or immediately for Cause (as defined below), including, among others, if the Trust: materially breaches the Prime Execution Agent Agreement and such breach remains uncured, undergoes a bankruptcy event, or fails to repay Trade Credits. The Bitcoin Custodian may terminate the Custodian Agreement for any reason upon providing 180 days’ notice to the Trust, or immediately for Cause (as defined below). The Custodian Agreement forms a part of the Amended and Restated Coinbase Prime Broker Agreement (the “Prime Execution Agent Agreement”), and the Prime Execution Agent and the Trade Credit Lender are subject to the termination provisions in the Prime Execution Agent Agreement. These termination provisions are described in more detail in “The Prime Execution Agent and The Trade Credit Lender—The Prime Execution Agent” below.

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

The Prime Execution Agent is permitted to suspend or terminate the Prime Execution Agent Agreement under certain circumstances. The Prime Execution Agent, for itself or as agent for the Bitcoin Custodian and Trade Credit Lender, may not terminate the Prime Execution Agent Agreement (including the Custodian Agreement) or suspend, restrict terminate or modify the Prime Execution Agent Services (as defined below) on less than 180 days’ notice, except in the event of (i) a Change in Law (defined below) or (ii) a Cause (as defined below) event. The Prime Execution Agent Agreement defines “Prime Execution Agent Services” as (i) the custody of the Trust’s bitcoin in its Vault Balance, the processing of deposits and withdrawals and other custody transactions, (ii) access to the Prime Execution Agent’s trading platform and the execution and settlement of all orders for the sale of bitcoin submitted by the Trust, and (iii) the extension of credit to the Trust by the Trade Credit Lender pursuant to the Trade Financing Agreement.

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

The Trade Credit Lender

The Sponsor does not intend to fund the Trading Balance at the Prime Execution Agent with sufficient bitcoin to pay fees and expenses and instead intends to utilize the Trade Financing Agreement for such fees and expenses. To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as Trade Credit from the Trade Credit Lender on a short-term basis. This allows the Trust to buy or sell bitcoin through the Prime Execution Agent in an amount that exceeds the cash or bitcoin credited to the Trust’s Trading Balance at the Prime Execution Agent at the time such order is submitted to the Prime Execution Agent, which is expected to facilitate the Trust’s ability to process cash creations and redemptions and pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, in a timely manner by seeking to lock in the bitcoin price on the trade date for creations and redemptions or the payment date for payment of the Sponsor’s Fee or any other Trust expenses not assumed by the Sponsor, rather than waiting for the funds associated with the creation to be transferred by the Cash Custodian to the Prime Execution Agent prior to purchasing the bitcoin or for the bitcoin held in the Vault Balance to be transferred to a Trading Balance prior to selling the bitcoin. The Trust is required by the terms of the Coinbase Credit Committed Trade Financing Agreement, which is part of the Prime Execution Agent Agreement, to repay any extension of Trade Credit by the Trade Credit Lender by 6:00 p.m. ET on the business day following the day that the Trade Credit was extended to the Trust. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender. For example, if the Trade Credit Lender is unable to itself borrow bitcoin to lend to the Trust as a Trade Credit, or there is a material market disruption (as determined by the Trade Credit Lender in good faith and in its sole discretion), the Trade Credit Lender is not obligated to extend Trade Credits to the Trust. To secure the repayment of Trade Credits, the Trust has granted a first-priority lien to the Trade Credit Lender over the assets in its Trading Balance and Vault Balance. If the Trust fails to repay a Trade Credit within the required deadline, the Trade Credit Lender is permitted to take control of bitcoin or cash credited to the Trust’s Trading Balance and Vault Balance (though it is required to exhaust the Trading Balance prior to taking control of assets in the Vault Balance) and liquidate them to repay the outstanding Trade Credit. Trade Credits do not bear any interest. The Trust pays a variable rate for each executed order based on the Trust’s prior month’s trading volume as determined by the Prime Execution Agent.

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

Valuation of Bitcoin; The CF Benchmarks Index

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

The CF Benchmarks Index was created to facilitate financial products based on bitcoin. It serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (USD/BTC), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several bitcoin platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin platforms, which are currently Bitstamp, Coinbase, itBit, Kraken, Gemini, LMAX Digital, and Bullish (the “Constituent Platforms”), as follows:

•	All Relevant Transactions are added to a joint list, recording the time of execution, and trade price for each transaction.

•	The list is partitioned by timestamp into 12 equally-sized time intervals of 5 (five) minute length.

•

For each partition separately, the volume-weighted median trade price is calculated from the trade prices and sizes of all Relevant Transactions, i.e., across all Constituent Platforms. A volume-weighted median differs from a standard median in that a weighting factor, in this case trade size, is factored into the calculation.

•	The Index Administrator’s Bitcoin Reference Rate (“BRR”) is then determined by the equally-weighted average of the volume medians of all partitions.

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

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. Effective on the day the Shares were initially listed on NASDAQ through January 10, 2025, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website.

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

In the event that any of the foregoing fees and expenses are incurred with respect to the Trust and other accounts for clients, such as registered and unregistered funds and owners of separately managed accounts (“Client Accounts”), the Sponsor will allocate the costs across the entities on a pro rata basis, except to the extent that certain expenses are specifically attributable to the Trust or another Client Account. The Trust expects that any trading commissions associated with block trading, if applicable, will be allocated across the relevant entities on a pro rata basis.

Creation and Redemption

The Trust expects to create and redeem Shares on a continuous basis but only in Baskets of 40,000 Shares. Only Authorized Participants, which are registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee, can place orders to receive Baskets in exchange for cash.

The Trust will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust will conduct its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with Bitcoin Trading Counterparties or choosing to trade through the Prime Execution Agent through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement. As of the date of this report, the Bitcoin Trading Counterparties are Cumberland DRW LLC, Flow Traders B.V., JSCT, LLC and Virtu Financial Singapore Pte. Ltd. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Bitcoin Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. The Trust is not aware of any other affiliation or material relationship between a Bitcoin Trading Counterparty and the Authorized Participants or other service providers of the Trust in executing a transaction in bitcoin with the Trust. Each Bitcoin Trading Counterparty represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell bitcoin from one or more a Bitcoin Trading Counterparties. A Bitcoin Trading Counterparty may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of bitcoin, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of bitcoin, or a portion thereof, in the case of a redemption, as indicated in such offer. The Bitcoin Trading Counterparties are not contractually obligated to participate in cash orders for creations or redemptions by placing any offers to buy or sell bitcoin with the Trust. The Trust then determines, in its sole discretion, whether to utilize one of the Bitcoin Trading Counterparties that provided a quote or to trade through the Prime Execution Agent to execute a bitcoin trade. Once an offer is accepted and it becomes a trade that is binding on both the Trust and the Bitcoin Trading Counterparty, subject to customary exceptions. Each Bitcoin Trading Counterparty is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with anti-money laundering laws and know your customer regulations or similar laws in non-U.S. jurisdictions.

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

Issuance of Baskets

A standard creation transaction fee is imposed to offset the transfer and other transaction costs associated with the issuance of Baskets. Under an ETF Services Agreement (the “ETF Services Agreement”), the Trust has retained BlackRock Investments, LLC (“BRIL”), an affiliate of the Trustee, to perform certain order processing, Authorized Participant communications and related services in connection with the issuance and redemption of Baskets (“ETF Services”). BRIL will receive from an Authorized Participant a standard transaction fee on each purchase order, which consists of (1) a transaction fee for each order to create or redeem Baskets (the “ETF Servicing Fee”) and (2) transfer, processing and other transaction costs charged by the Bitcoin Custodian in connection with the issuance of Baskets for such purchase order (“Custody Transaction Costs”). BRIL is entitled to retain the ETF Servicing Fee pursuant to the ETF Services Agreement, but BRIL will reimburse any Custody Transaction Costs to the Bitcoin Custodian according to the amounts invoiced by the Bitcoin Custodian. The ETF Servicing Fee is a flat fee per order regardless of the number of Baskets being purchased. The Custody Transactions Costs is a flat fee per order regardless of the number of Baskets being purchased.

For a creation of Baskets, the Authorized Participant will be required to submit the purchase order by an early order cutoff time (the “Creation Early Order Cutoff Time”). The Creation Early Order Cutoff Time is 6:00 p.m. ET on the business day prior to the trade date. The Authorized Participant must submit a purchase order through BRIL’s electronic order entry system, indicating the number of Baskets it intends to acquire. BRIL will acknowledge the purchase order unless the Trustee or the Sponsor decides to refuse the deposit. The date BRIL receives that order will determine the estimated cash amount (the “Basket Amount”) the Authorized Participant needs to deposit and the basket bitcoin amount (the “Basket Bitcoin Amount”) the Trust needs to purchase from the Bitcoin Trading Counterparty or through the Prime Execution Agent. The final cash amounts will be determined after the net asset value of the Trust is struck and the Trust’s bitcoin transactions have settled. However, orders received by BRIL after the Creation Early Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of a bitcoin smaller than .00000001 (known as a “satoshi”) are disregarded for purposes of the computation of the Basket Bitcoin Amount.

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

The Basket Amount necessary for the creation of a Basket changes from day to day. On each day that NASDAQ is open for regular trading, the Trust Administrator will adjust the cash amount constituting the Basket Amount and the quantity of bitcoin constituting the Basket Bitcoin Amount as appropriate to reflect sales of bitcoin, any loss of bitcoin that may occur, and accrued expenses. The computation is made by the Trustee as promptly as practicable after 4:00 p.m. ET. BRIL will determine the Basket Amount for a given day by multiplying the NAV by the number of Shares in each Basket (40,000) and determine the Basket Bitcoin Amount for a given day by dividing the Basket Amount for that day by that day’s CF Benchmarks Index. The Basket Amount and the Basket Bitcoin Amount so determined will be made available to all Authorized Participants and Bitcoin Trading Counterparties, and will be made available on the Sponsor’s website for the Shares.

On the date of the Creation Early Order Cutoff Time, the Trust will choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Execution Agent to buy bitcoin in exchange for the cash proceeds from such purchase order. For settlement of a creation, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Bitcoin Trading Counterparty or Prime Execution Agent, as applicable, delivers the required bitcoin pursuant to its trade with the Trust into the Trust’s Trading Balance with the Prime Execution Agent in exchange for cash. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the purchase order, the Authorized Participant will be given the option to (1) cancel the purchase order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date of the purchase order. With respect to a purchase order, as between the Trust and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating NAV on the trade date and the price at which the Trust acquires the bitcoin to the extent the price realized in buying the bitcoin is higher than the bitcoin price utilized in the NAV. To the extent the price realized in buying the bitcoin is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

Whether the purchase of bitcoin was entered into with a Bitcoin Trading Counterparty or via the Prime Execution Agent, such party will deliver bitcoin related to such transaction to the Trust’s Trading Balance. This transfer is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

Because the Trust’s Trading Balance may not be funded with cash on the trade date for the purchase of bitcoin associated with the purchase order, the Trust may borrow Trade Credits in the form of cash from the Trade Credit Lender pursuant to the Trade Financing Agreement or may require the Authorized Participant to deliver the required cash for the purchase order on the trade date. The extension of Trade Credits on the trade date allows the Trust to purchase bitcoin through the Prime Execution Agent on the trade date, with such bitcoin being deposited in the Trust’s Trading Balance. For settlement of a redemption, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. To the extent Trade Credits were utilized, the Trust uses the cash to repay the Trade Credits borrowed from the Trade Credit Lender.

Upon the deposit by the Bitcoin Trading Counterparty or the Prime Execution Agent of the corresponding amount of bitcoin with the Trust’s Trading Balance, and the payment of the applicable ETF Servicing Fee, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Cash Custodian will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the depositing Authorized Participant. As of the date of this report, the Authorized Participants are ABN AMRO Clearing USA LLC, BMO Capital Markets Corp., BofA Securities, Inc., Citadel Securities LLC, Citigroup Global Markets, Inc., Goldman Sachs & Co. LLC, Jane Street Capital, LLC, Jefferies LLC, JP Morgan Securities LLC, Macquarie Capital (USA) Inc., UBS Securities LLC and Virtu Americas LLC. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

For a redemption of Baskets, the Authorized Participant will be required to submit a redemption order by an early order cutoff time (the “Redemption Early Order Cutoff Time”). The Redemption Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. On the date of the Redemption Early Order Cutoff Time, the Trust may choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or  the Prime Execution Agent, to sell bitcoin in exchange for cash. Also on the date of the Redemption Order Early Cutoff, the Trust instructs the Bitcoin Custodian to prepare to move the associated bitcoin from the Trust’s Vault Balance with the Bitcoin Custodian to the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption, the Authorized Participant delivers the necessary Shares to the Trust, a Bitcoin Trading Counterparty or the Prime Execution Agent, as applicable, delivers the cash to the Trust associated with the Trust’s sale of bitcoin, the Trustee delivers bitcoin to the Bitcoin Trading Counterparty’s account at the Prime Execution Agent or directly to the Prime Execution Agent, as applicable, and the Trust delivers cash to the Authorized Participant. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date, the Authorized Participant will be given the option to (1) cancel the redemption order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date. With respect to a redemption order, between the Trust and the Authorized Participant, the Authorized Participant will be responsible for the dollar cost of the difference between the bitcoin price utilized in calculating the NAV on the trade date and the price realized in selling the bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

The transfers of bitcoin from the Trust’s Trading Balance to the Bitcoin Trading Counterparty’s account at the Prime Execution Agent or to the Prime Execution Agent is an “off-chain” transaction that is recorded in the books and records of the Prime Execution Agent.

The Trust’s Trading Balance with the Prime Execution Agent may not be funded with bitcoin on the trade date for the sale of bitcoin in connection with the redemption order, when bitcoin remains in the Trust’s Vault Balance with the Bitcoin Custodian at the point of intended execution of a sale of bitcoin. In those circumstances the Trust may borrow Trade Credits in the form of bitcoin from the Trade Credit Lender, which allows the Trust to sell bitcoin through the Prime Execution Agent on the trade date, and the cash proceeds are deposited in the Trust’s Trading Balance with the Prime Execution Agent. For settlement of a redemption where Trade Credits were utilized, the Trust delivers cash to the Authorized Participant in exchange for Shares received from the Authorized Participant. In the event Trade Credits were used, the Trust will use the bitcoin moved from the Trust’s Vault Balance with the Bitcoin Custodian to the Trading Balance with the Prime Execution Agent to repay the Trade Credits borrowed from the Trade Credit Lender.

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

Upon the surrender of such Shares and the payment of the applicable ETF Servicing Fee, Custody Transaction Costs and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees) by the redeeming Authorized Participant, and the completion of the sale of bitcoin for cash by the Trust, the Trustee will instruct the delivery of cash to the Authorized Participant. The Authorized Participant is responsible for the dollar cost of the difference between the value of bitcoin calculated by the Trust Administrator for the applicable NAV and the price at which the Trust sells bitcoin to raise the cash needed for the cash redemption order to the extent the price realized in selling the bitcoin is lower than the bitcoin price utilized in the NAV. To the extent the price realized is selling the bitcoin is higher than the price utilized in the NAV, the Authorized Participant shall get to keep the dollar impact of any such difference.

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

Trust Expenses and Bitcoin Sales

In addition to the Sponsor’s Fee, the following expenses are paid out of the assets of the Trust:

•	any expenses or liabilities of the Trust that are not assumed by the Sponsor;

•	any taxes and other governmental charges that may fall on the Trust or its property;

•

any expenses of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or expenses of any action taken by the Trustee or the Sponsor to protect the Trust or the rights and interests of holders of Shares;

•

any indemnification of the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents, Cash Custodian, Bitcoin Custodian, Prime Execution Agent, Trust Administrator, or other agents, service providers or counterparties of the Trust as described below; and

•	extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

The Trustee will, when directed by the Sponsor, and, in the absence of such direction, may, in its discretion, sell the Trust’s bitcoin from time to time as necessary to permit payment of the fees and expenses that the Trust is required to pay. See “—Trust Expenses.”

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

U.S. Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares for Shareholders who acquire their Shares solely for cash. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, U.S. Tax-Exempt Shareholders (as defined below) who acquire their Shares with acquisition indebtedness tax-exempt or tax‑advantaged retirement plans or accounts, brokers or dealers, traders, partnerships or S corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax, or, except as otherwise indicated, any U.S. federal non-income tax law consequences that may apply to an investment in Shares, or the Medicare contribution tax imposed on certain net investment income. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

•	an individual who is a citizen or resident of the United States;

•	a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;

•	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or

•

a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

For purposes of this discussion, a “U.S. Tax-Exempt Shareholder” is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code.

For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

•	a nonresident alien individual;

•	a foreign corporation; or

•	an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

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

Taxation of the Trust

The Sponsor will treat the Trust as a “grantor trust” for U.S. federal income tax purposes. In the opinion of Clifford Chance US LLP, although not free from doubt due to the lack of directly governing authority, the Trust should be classified as a “grantor trust” for U.S. federal income tax purposes (and the following discussion assumes such classification). If the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, the Trust itself should not be subject to U.S. federal income tax. Instead, the Trust’s income and expenses should “flow through” to the Shareholders, and the Trustee will report the Trust’s income, gains, losses and deductions to the IRS on that basis. The opinion of Clifford Chance US LLP is not binding on the IRS or any court. Accordingly, there can be no assurance that the IRS will agree with the conclusions of counsel’s opinion and it is possible that the IRS or another tax authority could assert a position contrary to one or all of those conclusions and that a court could sustain that contrary position. Neither the Sponsor nor the Delaware Trustee intends to request a ruling from the IRS with respect to the classification of the Trust for U.S. federal income tax purposes or with respect to any other matter. If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust would likely be classified as either a partnership for U.S. federal income tax purposes, in which case there might be different timing or other tax consequences to the Shareholders, or as a publicly traded partnership that would be taxable as a corporation for U.S. federal income tax purposes, in which case the Trust would be taxed in the same manner as a regular corporation on its taxable income and distributions to Shareholders out of the earnings and profits of the Trust generally would be taxed to Shareholders as ordinary dividend income (which may be eligible for preferential rates, in the case of non-corporate taxpayers, or a dividends received deduction, in the case of corporate taxpayers). However, due to the uncertain treatment of digital assets for U.S. federal income tax purposes, there can be no assurance in this regard. Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

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

Current IRS guidance on the treatment of convertible virtual currencies classifies bitcoin as “property” that is not currency for U.S. federal income tax purposes and clarifies that bitcoin could be held as a capital asset, but it does not address several other aspects of the U.S. federal income tax treatment of bitcoin. Because bitcoin is a recent technological innovation, the U.S. federal income tax treatment of bitcoin or transactions relating to investments in bitcoin may evolve and change from those discussed below, possibly with retroactive effect. In this regard, the IRS indicated that it has made it a priority to issue additional guidance related to the taxation of digital asset transactions, such as transactions involving bitcoin. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in bitcoin or in transactions relating to investments in bitcoin is unknown. Moreover, future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. This discussion assumes that any bitcoin the Trust may hold is properly treated for U.S. federal income tax purposes as property that may be held as a capital asset and is not currency for purposes of the provisions of the Code relating to foreign currency gain and loss.

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

If a hard fork occurs in the Bitcoin blockchain, the Trust could temporarily hold both the original bitcoin and the alternative new asset as the Sponsor determines, in its sole discretion, which asset it believes is generally accepted as bitcoin. The other asset will be treated as an Incidental Right and/or IR Digital Asset, in accordance with the procedures specified herein. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income, and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

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

Income Taxation of Non-U.S. Shareholders

A Non-U.S. Shareholder that (1) in the case of an individual is not present in the United States for 183 days or more during the taxable year of the sale or other disposition of Shares, or upon the sale of bitcoin by the Trust, and (2) is not engaged in the conduct of a trade or business in the United States, generally will not be subject to U.S. federal income tax with respect to gain recognized upon the sale or other disposition of Shares, or upon the sale of bitcoin by the Trust.

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

Estate Tax Considerations for Non-U.S. Residents

Individuals who are neither citizens nor residents of the United States, as determined for U.S. federal estate tax purposes, (collectively, “Non-U.S. Residents”) may be subject to estate tax on “U.S. situs” property they own or are treated as owning at the time of death. There is currently no specific guidance as to whether Shares or the bitcoin held by the Trust are treated as having U.S. situs for U.S. federal estate tax purposes. If Shares are considered to have U.S. situs, they would be includible in the U.S. gross estate of a Non-U.S. Resident investor, unless an applicable tax treaty provides otherwise. Non-U.S. Residents considering an investment in Shares are urged to consult with their tax advisers regarding the potential application of U.S. federal estate taxes to their shares in their particular circumstances.

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

Individual U.S. Shareholders will generally be required to report on their federal income tax return the receipt, acquisition, sale, or exchange of any financial interest in digital assets, which includes a Shareholder’s interest in bitcoin held by the Trust.

SHAREHOLDERS ARE URGED TO CONSULT THEIR TAX ADVISERS TO DISCUSS ALL TAX CONSIDERATIONS THAT MAY BE RELEVANT TO THEM ASSOCIATED WITH ANY PURCHASE, HOLDING, SALE, REDEMPTION OR OTHER DEALING IN THE SHARES BEFORE DECIDING WHETHER TO INVEST IN THE SHARES.

ERISA and Related Considerations

The Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and/or Section 4975 of the Code impose certain requirements on: (i) employee benefit plans and certain other plans and arrangements, including IRAs and annuities, Keogh plans and certain collective investment funds or insurance company general or separate accounts in which such plans or arrangements are invested, that are subject to Part 4 of Subtitle B of Title I of ERISA and/or Section 4975 of the Code (collectively, “Plans”); and (ii) persons who are fiduciaries with respect to the investment of assets treated as “plan assets” within the meaning of U.S. Department of Labor (“DOL”) regulation 29 C.F.R. § 2510.3-101, as modified by Section 3(42) of ERISA (the “Plan Assets Regulation”), of a Plan. Investments by Plans are subject to the fiduciary requirements and the applicability of prohibited transaction restrictions under ERISA and the Code.

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non-U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local, or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

In contemplating an investment of a portion of Plan assets in the Shares, the Plan fiduciary responsible for making such investment should carefully consider, taking into account the facts and circumstances of the Plan, the “Risk Factors” discussed below and whether such investment is consistent with its fiduciary responsibilities. The Plan fiduciary should consider, among other issues, whether: (1) the fiduciary has the authority to make the investment under the appropriate governing plan instrument; (2) the investment would constitute a direct or indirect non-exempt prohibited transaction with a “party in interest” or a “disqualified person” within the meaning of Section 3(14) of ERISA and Section 4975(e)(2) of the Code respectively; (3) the investment is in accordance with the Plan’s funding objectives; and (4) such investment is appropriate for the Plan under the general fiduciary standards of investment prudence and diversification, taking into account the overall investment policy of the Plan, the composition of the Plan’s investment portfolio and the Plan’s need for sufficient liquidity to pay benefits when due. When evaluating the prudence of an investment in the Shares, the Plan fiduciary should consider the DOL’s regulation on investment duties, which can be found at 29 C.F.R. § 2550.404a-1.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 66%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022.

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

The price of some digital assets, including bitcoin, has risen following the election of Donald Trump as president of the United States. Some expect the new administration to adopt a constructive attitude toward the digital assets industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital assets industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital assets prices, including bitcoin. Such a decline could cause a declines in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

Digital assets such as bitcoin were only introduced within the past 16 years, and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

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

•

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

•

Digital asset networks are dependent upon the internet. A disruption of the internet or a digital asset network, such as the Bitcoin network, would affect the ability to transfer digital assets, including bitcoin, and, consequently, their value.

•

The acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin network, could result in a “fork” in such network’s blockchain, including the Bitcoin blockchain, resulting in the operation of multiple separate networks.

•

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

•

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

•

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

•

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

•

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

•

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

•

Moreover, in the past flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of bitcoin.

The Bitcoin network was first launched in 2009, and bitcoins were the first cryptographic digital assets created to gain global adoption and critical mass. Although the Bitcoin network is the most established digital asset network, the Bitcoin network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

•

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

•

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

•

Certain privacy-preserving features have been or are expected to be introduced to digital asset networks, such as the Bitcoin network, and platforms or businesses that facilitate transactions in bitcoin may be at an increased risk of criminal or civil lawsuits, or of having banking services cut off if there is a concern that these features interfere with the performance of anti-money laundering duties and economic sanctions checks or facilitate illicit financing or crime.

•

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

The governance of decentralized networks, such as the Bitcoin network, is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of any particular decentralized digital asset network, which may stymie such network’s utility and ability to grow and face challenges. The foregoing notwithstanding, the protocols for some decentralized networks, such as the Bitcoin network, are informally managed by a group of core developers that propose amendments to the relevant network’s source code. Core developers’ roles evolve over time, largely based on self-determined participation. If a significant majority of users and miners adopt amendments to a decentralized network based on the proposals of such core developers, such network will be subject to new protocols that may adversely affect the value of the relevant digital asset.

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

The Bitcoin network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to bitcoin network development. As bitcoins are rewarded solely for mining activity and are not sold to raise capital for the Bitcoin network, and the Bitcoin network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been recent reports that the number of core developers who have the authority to make amendments to the Bitcoin network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Bitcoin network. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin network. In addition, a bad actor could also attempt to interfere with the operation of the Bitcoin network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Trust may be adversely affected.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per-bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2024, bitcoin transaction fees were $1.79 per transaction, on average. Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction.

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

•

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

•

Currently, the reward earned by miners for mining a block on the Bitcoin network is 3.125 bitcoins. This reward size is reduced by 50% every 210,000 blocks, which occurs roughly every four years. The prior reward halving event occurred in April 2024, and the next reward halving event is expected to occur in or around March 2028, at which time the reward earned per block will fall to 1.5625 bitcoins. The reduction in mining rewards of bitcoin could be inadequate to incentivize miners to continue to perform mining activities, thereby jeopardizing the security of the Bitcoin network, which could harm the value of the Shares.

•

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

•

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Bitcoin blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin network, the cost of using bitcoin may increase and the marketplace may be reluctant to accept bitcoin as a means of payment. Alternatively, miners could collude in an anti-competitive manner to reject low transaction fees on the Bitcoin network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin network, the value of bitcoin and the value of the Shares.

•

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

•

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

A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, in August 2017, bitcoin “forked” into bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process.

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

A hard fork may adversely affect the price of bitcoin at the time of announcement, adoption or subsequently. For example, the announcement of a hard fork could lead to increased demand for the prefork digital asset, in anticipation that ownership of the prefork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the prefork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

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

We refer to the right to receive any such benefit as an “Incidental Right” and any such digital asset (other than bitcoin) acquired through an Incidental Right as “IR Digital Asset.”

With respect to a fork, airdrop or similar event, the Sponsor will cause the Trust to irrevocably abandon the Incidental Rights and any IR Digital Asset associated with such event. As such, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset.

In the event the Trust seeks to change the Trust’s policy with respect to Incidental Rights or IR Digital Asset, an application would need to be filed with the SEC by NASDAQ seeking approval to amend its listing rules to permit the Trust to sell Incidental Rights or IR Digital Asset and distribute the cash proceeds (net of expenses and applicable withholding taxes) to DTC or distribute the Incidental Rights or IR Digital Asset in-kind to DTC. However, there can be no assurance as to whether or when the Sponsor would make such a decision, or when NASDAQ will seek or obtain this approval, if at all.

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

In the event of a hard fork of the Bitcoin network, the Sponsor will, as permitted by the terms of the Trust Agreement, use its sole discretion to determine, in good faith, which peer-to-peer network, among a group of incompatible forks of the Bitcoin network, is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes. The Sponsor will base its determination on whatever factors it deems relevant, including but not limited to, the Sponsor’s beliefs regarding expectations of the core developers of bitcoin, users, services, businesses, miners and other constituencies, as well as the actual continued acceptance of, mining power on, and community engagement with, the Bitcoin network, or whatever other factors it deems relevant. There is no guarantee that the Sponsor will choose the digital asset that is ultimately the most valuable fork, and the Sponsor’s decision may adversely affect the value of the Shares as a result. The Sponsor may also disagree with Shareholders, the Bitcoin Custodian, other service providers, the Index Administrator, crypto asset platforms, or other market participants on what is generally accepted as bitcoin and should therefore be considered “bitcoin” for the Trust’s purposes, which may also adversely affect the value of the Shares as a result.

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

The value of the Shares relates directly to the value of the bitcoins held by the Trust and fluctuations in the price of bitcoin could adversely affect the value of the Shares. The market price of bitcoin may be highly volatile, and subject to a number of factors, including:

•	an increase in the global bitcoin supply or a decrease in global bitcoin demand;

•	market conditions of, and overall sentiment towards, the digital assets and blockchain technology industry;

•	trading activity on digital asset platforms, which, in many cases, are largely unregulated or may be subject to manipulation;

•

the adoption of bitcoin as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open‑source software protocol of the Bitcoin network, and their ability to meet user demands;

•	manipulative trading activity on digital asset platforms, which, in many cases, are largely unregulated;

•	forks in the Bitcoin network;

•	investors’ expectations with respect to interest rates, the rates of inflation of fiat currencies or bitcoin, and digital asset exchange rates;

•	consumer preferences and perceptions of bitcoin specifically and digital assets generally;

•	negative events, publicity, and social media coverage relating to the digital assets and blockchain technology industry;

•	fiat currency withdrawal and deposit policies on digital asset platforms;

•	the liquidity of digital asset markets and any increase or decrease in trading volume or market making on digital asset markets;

•

business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital assets industry;

•	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls”, collateral liquidations and similar events;

•	investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in bitcoin;

•	an active derivatives market for bitcoin or for digital assets generally;

•

monetary policies of governments, legislation or regulation, trade restrictions, currency devaluations and revaluations and regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the digital asset markets;

•	global or regional political, economic or financial conditions, events and situations, or major public issues, such as the novel coronavirus (“COVID‑19”);

•	fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled;

•	the maintenance, troubleshooting, and development of the Bitcoin network including by miners and developers worldwide;

•	the ability for the Bitcoin network to attract and retain miners to secure and confirm transactions accurately and efficiently;

•	ongoing technological viability and security of the Bitcoin network and bitcoin transactions, including vulnerabilities against hacks and scalability;

•	financial strength of market participants;

•	the availability and cost of funding and capital;

•	the liquidity and credit risk of digital asset platforms;

•	interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Bitcoin network;

•	decreased confidence in digital assets and digital assets platforms;

•	poor risk management or fraud by entities in the digital assets ecosystem;

•	increased competition from other forms of digital assets or payment services; and

•

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

Many digital asset platforms are unlicensed, may be unregulated, may be subject to regulation in a relevant jurisdiction, but may or may not be in compliance therewith, may operate without extensive supervision by governmental authorities, and do not provide the public with significant information regarding their ownership structure, management team, corporate practices, cybersecurity, and regulatory compliance. In particular, those located outside the United States may be subject to significantly less stringent regulatory and compliance requirements in their local jurisdictions, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. As a result, trading activity on or reported by these digital asset platforms is generally significantly less regulated than trading in regulated U.S. securities and commodities markets, and may reflect behavior that would be prohibited in regulated U.S. trading venues. For example, in 2019 there were reports claiming that 80.95% of bitcoin trading volume on digital asset platforms was false or noneconomic in nature, with specific focus on unregulated platforms located outside of the United States. Such reports alleged that certain overseas platforms have displayed suspicious trading activity suggestive of a variety of manipulative or fraudulent practices, such as fake or artificial trading volume or trading volume based on non-economic “wash trading” (where offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes), and attributed such manipulative or fraudulent behavior to motives like the incentive to attract listing fees from token issuers who seek the most liquid and high-volume platforms on which to list their coins.

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

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s BRR, which was first introduced in November 2016, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since December 2024. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmark Index in the future at its discretion.

Although the Index is intended to accurately capture the market price of bitcoin, third parties may be able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of bitcoin on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. For example, the Bullish platform employs a proprietary order book combining a traditional limit order book with automated market maker instructions. As their automated market maker relies on a mathematical formula and does not rely on any external pricing data or third party source, differences in the bids and asks placed by the automated market maker compared to prices offered by other digital currency trading venues, or other external market data sources, for the same digital assets may emerge. While the Index provides a U.S. dollar-denominated composite for the price of bitcoin based on, in the case of the CF Benchmarks Index, the volume-weighted price of a bitcoin on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of a bitcoin as represented by the Index. It is possible that the price of bitcoins on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoins. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of bitcoins, which could adversely affect the value of the Shares.

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

Central banks in various countries have introduced digital forms of legal tender (CBDCs). Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. Central banks and other governmental entities have also announced cooperative initiatives and consortia with private sector entities, with the goal of leveraging blockchain and other technology to reduce friction in cross-border and interbank payments and settlement, and commercial banks and other financial institutions have also recently announced a number of initiatives of their own to incorporate new technologies, including blockchain and similar technologies, into their payments and settlement activities, which could compete with, or reduce the demand for, bitcoin. As a result of any of the foregoing factors, the value of bitcoin could decrease, which could adversely affect an investment in the Trust.

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

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of the date of this report, bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. Despite this first to market advantage, there were over 10,000 alternative digital assets tracked by CoinMarketCap.com, having a total market capitalization of approximately $3.26 trillion (including the approximately $1.85 trillion market capitalization of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

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

Additionally, the Trust and the Sponsor face competition with respect to the creation of competing exchange-traded bitcoin products. In January 2024, the SEC approved several exchange-traded bitcoin products and many of such products, including the Trust, could fail to acquire substantial assets, or fail to retain acquired assets due to competition and/or market conditions. The Trust’s competitors may also charge a substantially lower fee than the Sponsor’s Fee in order to achieve initial market acceptance and scale. Accordingly, the Sponsor’s competitors may commercialize a competing product more rapidly or effectively than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position and the likelihood that the Trust will achieve market acceptance, and could have a detrimental effect on the scale and sustainability of the Trust. If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of bitcoin.

Risk Factors Related to the Trust and the Shares

The Trust may be negatively impacted by the effects of the spread of illnesses or other public health emergencies on the global economy and the markets and service providers relevant to the performance of the Trust.

A public health emergency, such as the COVID-19 pandemic, could adversely affect the economies of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including bitcoin, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the COVID-19 outbreak.

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

Although the Sponsor has agreed to assume all organizational and certain ordinary administrative and marketing expenses incurred by the Trust, not all Trust expenses have been assumed by the Sponsor. For example, any taxes and other governmental charges that may be imposed on the Trust’s property will not be paid by the Sponsor. As part of its agreement to assume some of the Trust’s ordinary administrative expenses, the Sponsor has agreed to pay ordinary legal fees and expenses of the Trust not in excess of $500,000 per annum. Any legal fees and expenses in excess of the amount required under the Trust Agreement are the responsibility of the Trust.

Because the Trust does not have any income, it needs to sell bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities are sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Sponsor will still need to sell bitcoin to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share. New purchases of bitcoin utilizing cash proceeds from new Shares issued by the Trust do not reverse this trend.

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

•

unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares in exchange for cash, offering of the Shares and storage of bitcoin have been developed specifically for this product;

•

the Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;

•

the Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures used to protect the Trust’s account with the Bitcoin Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets;

•

service providers may default on or fail to perform their obligations or deliver services under their contractual agreements with the Trust, or decide to terminate their relationships with the Trust, for a variety of reasons, which could affect the Trust’s ability to operate; or

•

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

The Trust is an “emerging growth company” as defined in the JOBS Act. For as long as the Trust continues to be an emerging growth company it may choose to take advantage of certain exemptions from various reporting requirements applicable to other public companies but not to emerging public companies, which include, among other things:

•	exemption from the auditor attestation requirements under Section 404(b) of the Sarbanes-Oxley Act;

•	reduced disclosure obligations regarding executive compensation in the Trust’s periodic reports and audited financial statements in this report;

•	exemptions from the requirements of holding advisory “say-on-pay” votes on executive compensation and shareholder advisory votes on “golden parachute” compensation; and

•

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

The Trust is currently only able to accept cash purchase orders and redemption orders, which means that an Authorized Participant will deliver only cash to create Shares and will receive only cash when redeeming Shares and the Trust will choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Execution Agent to buy or sell bitcoin in exchange for cash. However, and in common with other spot bitcoin exchange‑traded products, the Trust is not at this time able to create and redeem Shares via in‑kind transactions with Authorized Participants in exchange for bitcoin.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. There has yet to be definitive regulatory guidance on whether and how registered broker-dealers can comply with these rules with regard to transacting in or holding spot bitcoin. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such requirements. While compliance with these requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities laws and rules. As a result, the SEC is unlikely to permit an exchange to adopt listing rules for a product if it is not clear that the exchange’s members would be able to comply with applicable rules when transacting in the product as designed. To the extent further regulatory clarity emerges, NASDAQ may seek regulatory approval, to amend its listing rules to permit the Trust to create and redeem Shares through in-kind creations and redemptions, in which Authorized Participants or their designees would deposit bitcoin directly with the Trust or receive bitcoin directly from the Trust (the “In-Kind Regulatory Approval”). However, there can be no assurance as to when such regulatory clarity will emerge, or when NASDAQ will seek or obtain this approval, if at all.

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

The Sponsor and its management team have a limited track record in operating investment vehicles that specifically deal with crypto assets such as the Trust. This limited experience poses several potential risks to the effective management and operation of the Trust. Crypto assets, such as bitcoin, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The past performances of the Sponsor’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of crypto assets makes past performance an unreliable indicator of future success in this area. The crypto asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to crypto asset transactions and custody.

Should the Sponsor and its management team’s experience prove inadequate or unsuitable for managing a crypto asset-based investment vehicle like the Trust, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Trust’s operations, leading to potential losses for investors or a decrease in the Trust’s overall value.

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

On March 22, 2023, the Prime Execution Agent and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities does not allege that bitcoin is a security nor does it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. Coinbase Inc., as Prime Execution Agent, could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide services to the Trust could be affected. If the Prime Execution Agent were to be required or choose, as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Bitcoin Custodian is not named in the complaint, if Coinbase Global, as the parent of the Bitcoin Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

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

Similarly, if an Authorized Participant or a Bitcoin Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Bitcoin Trading Counterparty chooses not to participate in the creation and redemption process of the Trust, and the Trust is unable to engage replacement Authorized Participants or Bitcoin Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Trust, the arbitrage mechanism used to keep the Shares in line with the NAV and the Trust’s operations generally could be negatively affected.

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

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Bitcoin Custodian or Prime Execution Agent in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the bankruptcy estate of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

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

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as Trade Credit from the Trade Credit Lender on a short-term basis pursuant to the Trade Financing Agreement. The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted or the Trust decides to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions, (1) there may be delays in the buying and selling of bitcoin related to cash creations and redemptions or the selling of bitcoin related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Index price used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market. Moreover, this risk factor relating to the unavailability or exhaustion of the Trade Credits should be interpreted as a heightened risk as a result of the change from the originally contemplated in-kind creations and redemptions to cash creations and redemptions.

The Trust generally must repay Trade Credits by 6:00 p.m. ET (the “Settlement Deadline”) on the calendar day immediately following the day the Trade Credit was extended by the Trade Credit Lender to the Trust (or, if such day is not a business day, on the next business day). Pursuant to the Trade Financing Agreement, the Trust has granted a security interest, lien on, and right of set off against all of the Trust’s right, title and interest, in the Trust’s Trading Balance and Vault Balance established pursuant to the Prime Execution Agent Agreement and Custodian Agreement, in order to secure the repayment by the Trust of the Trade Credits to the Trade Credit Lender. Upon a Termination for Cause, as defined in the Prime Execution Agent Agreement, which includes a failure by the Trust to pay and settle in full its obligations to the Trade Credit Lender in respect of the financing it provides to the Trust in the form of Trade Credits, the Bitcoin Custodian and the Prime Execution Agent have agreed to comply with instructions from the Trade Credit Lender with respect to the disposition of the assets in the Trust’s Vault Balance and Trading Balance respectively without further consent by the Trust. If the Trust fails to repay the Trade Credits to the Trade Credit Lender on time and in full, the Trade Credit Lender can take control of the Trust’s assets and liquidate them to repay the Trade Credit debt owed by the Trust to the Trade Credit Lender.

If the Trust’s assets in the future were to reduce to a point where the assets in the Vault Balance and Trading Balance are cumulatively less than the proceeds of a purchase or redemption order that utilized Trade Credits, then the Trust may be restricted from withdrawing assets directly from the Vault Balance to a public blockchain address, which could reduce the Trust’s ability to withdraw assets from the Vault Balance, particularly in distressed market conditions. Although the Trust does not currently withdraw assets directly from the Vault Balance to a public blockchain address, the Trust would forego the ability to do so in the future under the circumstances described in the previous sentence. Under these circumstances, the Trust could still withdraw assets from the Vault Balance to the Trading Balance, but it would be unable to withdraw or transfer assets out of the Trading Balance until the Trade Credit was repaid. Alternatively, in the foregoing circumstances, if the Trust were to stop using Trade Credits and seek to pre-fund creation and redemption orders, it could cause variances in the amount of assets transferred between the Vault Balance and the amount of assets in the purchase or redemption order, which would be borne by the Authorized Participants, which could make participating in the Trust’s creation and redemption processes less attractive to Authorized Participants. Any of the foregoing could cause losses to Shareholders or limits on the Trust’s ability to transfer assets out of its accounts with the Coinbase Entities, which could negatively affect the Trust’s creation and redemption processes and its operations generally.

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

The Prime Execution Agent facilitates the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, and the sale of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to effect the liquidation of the Trust’s bitcoin. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of bitcoin. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in Money Market Funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws. The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First any cash related to the Trust’s purchase or sale of bitcoin will be held in an FBO Account, or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis, but it does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

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

Moreover, pursuant to the terms of the Trust Agreement, Shareholders’ statutory right under Delaware law to bring a derivative action (i.e., to initiate a lawsuit in the name of the Trust in order to assert a claim belonging to the Trust against a fiduciary of the Trust or against a third party when the Trust’s management has refused to do so) is restricted. Under Delaware law, a shareholder may bring a derivative action if the shareholder is a shareholder at the time the action is brought and either (i) was a shareholder at the time of the transaction at issue or (ii) acquired the status of shareholder by operation of law or the Trust’s governing instrument from a person who was a shareholder at the time of the transaction at issue. Additionally, Section 3816(e) of the Delaware Statutory Trust Act specifically provides that a “beneficial owner’s right to bring a derivative action may be subject to such additional standards and restrictions, if any, as are set forth in the governing instrument of the statutory trust, including, without limitation, the requirement that beneficial owners owning a specified beneficial interest in the statutory trust join in the bringing of the derivative action.” In addition to the requirements of applicable law and in accordance with Section 3816(e), the Trust Agreement provides that no Shareholder will have the right, power or authority to bring or maintain a derivative action, suit or other proceeding on behalf of the Trust unless (a) two or more Shareholders who (i) are not “Affiliates” (as defined in the Trust Agreement) of one another and (ii) collectively hold at least 10% of the outstanding Shares join in the bringing or maintaining of such action, suit or other proceeding, and (b) (i) prior to bringing such action, the Shareholder must make a demand upon the Trustee to bring the subject action unless an effort to cause the Trustee to bring such an action is not likely to succeed; and a demand on the Trustee shall only be deemed not likely to succeed and therefore excused if the Trustee has a personal financial interest in the transaction at issue, and the Trustee shall not be deemed interested in a transaction or otherwise disqualified from ruling on the merits of a Shareholder demand by virtue of the fact that the Trustee receives remuneration for its service as the Trustee or as a trustee or director of one or more investment companies that are under common management with or otherwise affiliated with the Trust; and (ii) unless a demand is not required under clause (i) of this paragraph, the Trustee must be afforded a reasonable amount of time to consider such Shareholder request and to investigate the basis of such claim; and the Trustee shall be entitled to retain counsel or other advisors in considering the merits of the request and may require an undertaking by the Shareholder making such request to reimburse the Trust for the expense of any such advisors in the event that the Trustee determines not to bring such action.

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

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Trust, with the exception of those described in “Business of the Trust—Trust Expenses.” Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell bitcoin held by the Trust or (ii) deliver bitcoin in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of bitcoin at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

•

The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of bitcoin. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s bitcoins may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

•

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

Assuming that the Trust is treated as a grantor trust for U.S. federal income tax purposes, each delivery of bitcoin by the Trust to pay the Sponsor’s or other expenses and each sale of bitcoin by the Trust to pay Trust expenses not assumed by the Sponsor will be a taxable event to beneficial owners of Shares. Thus, the Trust’s payment of expenses could result in beneficial owners of Shares incurring tax liability without an associated distribution from the Trust. Any such tax liability could adversely affect an investment in the Shares.

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

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

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

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti‑money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti‑money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published a proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in convertible virtual currency (“CVC”) transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Bitcoin blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many virtual currency exchanges, or the Trust’s service providers, such as the Prime Execution Agent or the Cash Custodian – to reduce support for or cease offering services for bitcoin or to the Trust, which could impair the utility of bitcoin, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of Bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Public, though non-binding, statements made in the past by senior officials at the SEC and endorsed by a previous Chairman in a letter to a member of Congress appeared to indicate that the SEC did not consider bitcoin to be a security, at least currently, and the staff has provided informal assurances to a handful of promoters that their digital assets are not securities. On the other hand, the SEC has brought enforcement actions against the promoters of several other digital assets on the basis that the digital assets in question are securities.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $100 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. The SEC’s action against XRP’s promoters underscores the continuing uncertainty around which digital assets are securities, and demonstrates that such factors as how long a digital asset has been in existence, how widely held it is, how large its market capitalization is and that it has actual usefulness in commercial transactions, ultimately may have no bearing on whether the SEC or a court will find it to be a security.

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

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. A new bill, the Financial Services and Markets Bill (“FSMB”), has made its way through the House of Commons and is expected to work through the House of Lords and become law in 2023. The FSMB would bring digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the European Council of the European Union approved the text of Markets in Crypto-Assets (“MiCA”) in October 2022, establishing a regulatory framework for digital asset services across the European Union. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. MiCA passed the European Parliament in 2023 and will apply from 2024.

Foreign laws, regulations or directives may conflict with those of the United States and may negatively impact the acceptance of one or more digital assets by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the digital asset economy in the European Union, China, Japan, Russia and the United States and globally, or otherwise negatively affect the value of bitcoin. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any future regulatory change or other events on the Trust or bitcoin is impossible to predict, and such change could be substantial and adverse to the Trust and the value of the Shares.

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2024, approximately 704 million tera hashes were performed every second in connection with mining on the Bitcoin network. Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

Additionally, to the extent the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor or Bitcoin Trading Counterparties, and have a material adverse effect on the price of the Shares. Although Bitcoin Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Bitcoin Trading Counterparty Agreements, if such representations prove inaccurate, such Bitcoin Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in bitcoin transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer‑to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in convertible CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that blockchain networks, including the Bitcoin network, is global and anyone can access them, validate transactions or transfer digital assets through them, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities or a digital asset, or network participant, such as miners or users, were associated with bad actors or illicit activity,. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

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

To the extent that bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoins at a time that is disadvantageous to Shareholders.

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

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Digital Asset. If the IRS were to disagree with, and successfully challenge any of these positions the Trust might not qualify as a grantor trust. In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than bitcoins (and/or incidental cash) as of any date on which it creates or redeems Shares, it may cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

If the Trust is not properly classified as a grantor trust, the Trust might be classified as a partnership for U.S. federal income tax purposes. However, due to the uncertain treatment of digital asset for U.S. federal income tax purposes, future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes, on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty).

The treatment of digital assets for U.S. federal income tax purposes is uncertain.

Assuming that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes, each beneficial owner of Shares will be treated for U.S. federal income tax purposes as the owner of an undivided interest in the bitcoin held in the Trust. Due to the new and evolving nature of digital assets and the absence of comprehensive guidance with respect to digital assets, many significant aspects of the U.S. federal income tax treatment of digital assets (including digital currencies) are uncertain.

In 2014, the IRS released a notice (the “Notice”) discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in fiat currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes and, in particular, stating that such digital currency (i) is “property” (ii) is not “currency” for purposes of the rules relating to foreign currency gain or loss and (iii) may be held as a capital asset. In 2019, the IRS released a revenue ruling and a set of “Frequently Asked Questions” (the “Ruling & FAQs”) that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the Notice and the Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of digital assets. Moreover, although the Ruling & FAQs address the treatment of hard forks, there continues to be uncertainty with respect to the timing and amount of the income inclusions.

Future developments that may arise with respect to digital assets may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. For example, the Notice addresses only digital currency that is “convertible virtual currency,” and it is conceivable that, as a result of a fork, airdrop or similar occurrence, the Trust will hold certain types of digital assets that are not within the scope of the Notice.

There can be no assurance that the IRS will not alter its position with respect to digital assets in the future or that a court would uphold the treatment set forth in the Notice and the Ruling & FAQs. It is also unclear what additional guidance on the treatment of digital assets for U.S. federal income tax purposes may be issued in the future. Any future guidance on the treatment of digital assets for U.S. federal income tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of bitcoin in the digital asset markets. As a result, any such future guidance could have an adverse effect on the value of the Shares.

Shareholders are urged to consult their tax advisers regarding the tax consequences of owning and disposing of Shares and digital assets in general.

Future developments regarding the treatment of digital assets for U.S. federal income tax purposes could adversely affect the value of the Shares.

As discussed above, many significant aspects of the U.S. federal income tax treatment of digital assets, such as bitcoin, are uncertain, and it is unclear what guidance on the treatment of digital currency for U.S. federal income tax purposes may be issued in the future. It is possible that any such guidance would have an adverse effect on the prices of digital assets, including on the price of bitcoin in digital asset platforms, and therefore may have an adverse effect on the value of the Shares.

Because of the evolving nature of digital assets, it is not possible to predict potential future developments that may arise with respect to digital assets, including forks, airdrops and similar occurrences. Such developments may increase the uncertainty with respect to the treatment of digital assets for U.S. federal income tax purposes. Moreover, certain future developments could render it impossible, or impracticable, for the Trust to continue to be treated as a grantor trust for U.S. federal income tax purposes.

Future developments in the treatment of digital currency for tax purposes other than U.S. federal income tax purposes could adversely affect the value of the Shares.

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital assets for fiat currency), and states that have issued guidance on their tax treatment of digital currencies could update or change their tax treatment of digital currencies (or other digital assets). It is unclear what further guidance on the treatment of digital currencies, for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoin generally.

The treatment of digital currencies for tax purposes by non-U.S. jurisdictions may differ from the treatment of digital currencies for U.S. federal, state or local tax purposes. It is possible, for example, that a non-U.S. jurisdiction would impose sales tax or value-added tax on purchases and sales of digital currencies for fiat currency. If a foreign jurisdiction with a significant share of the market of Bitcoin users imposes onerous tax burdens on digital currency users, or imposes sales or value-added tax on purchases and sales of digital currency for fiat currency, such actions could result in decreased demand for Bitcoin in such jurisdiction.

Any future guidance on the treatment of digital assets for state, local or non-U.S. tax purposes could increase the expenses of the Trust and could have an adverse effect on the prices of digital assets, including on the price of bitcoin in digital asset platforms. As a result, any such future guidance could have an adverse effect on the value of the Shares.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” a consequence of an investment in Shares.

Under the guidance provided in the Ruling & FAQs, hard forks, airdrops and similar occurrences with respect to digital currencies will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (as defined under “U.S. Federal Income Tax Consequences” below) would constitute “unrelated business taxable income” (“UBTI”). Tax-exempt Shareholders should consult their tax advisers regarding whether such Shareholder may recognize UBTI as a consequence of an investment in Shares.

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

If a hard fork occurs in the Bitcoin blockchain, the Trust could hold both the original bitcoin and the alternative new bitcoin. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. Moreover, if such an event occurs, the Trust Agreement provides that the Sponsor shall have the discretion to determine whether the original or the alternative asset shall constitute bitcoin. The Trust shall treat whichever asset the Sponsor determines is not bitcoin as Incidental Rights or IR Digital Asset, which it has committed to irrevocably abandon.

The Ruling & FAQs do not address whether income recognized by a non-U.S. person as a result of a fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S.-source “fixed or determinable annual or periodical” income. Non-U.S. Shareholders should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of Incidental Rights or IR Digital Asset. The Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

The receipt of Incidental Rights or IR Digital Asset may cause Shareholders to incur a U.S. federal, state, and/or local, or non-U.S., tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

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

•

the Sponsor has no fiduciary duties to, and is allowed to take into account the interests of parties other than, the Trust and its Shareholders in resolving conflicts of interest, provided the Sponsor does not act in bad faith;

•	the Trust has agreed to indemnify the Sponsor, the Delaware Trustee, the Trustee and their respective affiliates pursuant to the Trust Agreement;

•	the Sponsor is responsible for allocating its own limited resources among different clients and potential future business ventures, to each of which it may owe fiduciary duties;

•

the Sponsor and its staff also service affiliates of the Sponsor, and may also service other digital asset investment vehicles, and their respective clients and cannot devote all of its, or their, respective time or resources to the management of the affairs of the Trust;

•	the Sponsor, its affiliates and their officers and employees are not prohibited from engaging in other businesses or activities, including those that might be in direct competition with the Trust;

•

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

•	the Sponsor decides whether to retain separate counsel, accountants or others to perform services for the Trust;

•

BlackRock expects to receive compensation from an affiliate of the Bitcoin Custodian for BlackRock’s technology support of such affiliate’s enhanced integration with the Aladdin Platform, and a portion of such compensation may be based on the use of such affiliate’s products and services by Aladdin clients; and

•	the Sponsor may appoint an agent to act on behalf of the Shareholders, which may be the Sponsor or an affiliate of the Sponsor.

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

The Prime Execution Agent and Bitcoin Custodian are both affiliates of Coinbase Global. As of the date of this report, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the bitcoin custodian and prime execution agent for several competing exchange-traded bitcoin products. Therefore, Coinbase has a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem, and its size and market share creates the risk that Coinbase may fail to properly resource its operations to adequately support all such products that use its services that could harm the Trust, the Shareholders and the value of the Shares. If Coinbase were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

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

Risk Factors Related to ERISA

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code. A determination that the assets of the Trust were “plan assets” could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other similar law that may also apply to an investment in the Trust.

Seed Capital Investor

Sponsor or one or more of its affiliates may be a party in interest or a disqualified person with respect to one or more Plans considering an investment in the Trust. Given the Sponsor’s or an affiliate’s expected initial ownership interest of 50% or more of the Trust, the Trust would be a Party in Interest to any Plans with respect to which the Sponsor or an affiliate is a party in interest or a disqualified person. Therefore, the purchase by any such Plans in the Trust would be prohibited under ERISA and/or Section 4975 of the Code absent an exemption. Fiduciaries of Plans should consider whether a purchase of interests constitutes a non-exempt prohibited transaction under ERISA and/or Section 4975 of the Code. Available exemptions from the prohibited transaction rules of ERISA and the Code include PTCE 84-14, PTCE 90-1, PTCE 91-38, PTCE 95-60, PTCE 96-23, and Section 408(b)(17) of ERISA (and the corresponding provisions of Section 4975(d)(20) of the Code).

The application of ERISA (including the corresponding provisions of the Code and other relevant laws) may be complex and dependent upon the particular facts and circumstances of the Trust and of each Plan, and it is the responsibility of the appropriate fiduciary of each investing Plan to ensure that any investment in the Trust by such Plan is consistent with all applicable requirements. Each Shareholder, whether or not subject to Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code, should consult its own legal and other advisors regarding the considerations discussed above and all other relevant ERISA and other considerations before purchasing the Shares.

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

As of December 31, 2024, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

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

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that is designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

•

Governance: As discussed in more detail under the heading “BlackRock’s Cybersecurity Governance” below, the oversight by BlackRock’s board of directors (“BlackRock’s Board”) of cybersecurity risk management is supported by BlackRock’s Risk Committee, which regularly interacts with BlackRock’s risk management function, BlackRock’s Chief Risk Officer (“CRO”) and Chief Information Security Officer (“CISO”), along with other members of management. In addition, technology and cybersecurity risks are formally overseen by a dedicated management risk governance committee, the Technology Risk and Cybersecurity Committee (“TRCC”), which is a sub-committee of the firmwide Enterprise Risk Committee (“ERC”).

•

Cross-Functional Approach: BlackRock has implemented a global, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing layered preventative, detective, reactive and recovery controls to identify and manage cybersecurity risks.

•

Safeguards: BlackRock deploys a range of people, process and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation, intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi-factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown, restricted administrative privileges; employee awareness, training, and phishing testing; data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

•

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

•

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

•

Education and Awareness: BlackRock’s employees and contractors are required to complete an annual information security training to equip them with effective tools to address cybersecurity threats, and to receive communications on BlackRock’s evolving information security policies and procedures.

BlackRock’s global information security team, in collaboration with the technology risk and internal audit teams, engages in the periodic assessment and testing of BlackRock’s cyber risks and cybersecurity program. These efforts may include a wide range of activities, including audits, assessments, wargames and “tabletop” exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. BlackRock also participates in financial services industry and government forums in an effort to improve both internal and sector cybersecurity defense. BlackRock regularly engages third parties and advisors to assess its cybersecurity control environment. The results of certain program and control assessments are reported to BlackRock’s Risk Committee, and BlackRock adjusts its cybersecurity program as appropriate based on the information provided by these assessments.

As of December 31, 2024, cybersecurity risks have not materially affected BlackRock’s business strategy, results of operations or financial condition.

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

  BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2024, the CISO had over 30 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions, and held the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2024, there were approximately 163 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the period from October 27, 2023 to December 31, 2023 and the fiscal year ended December 31, 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

9,280,000 Shares (232 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2024.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
10/01/24 to 10/31/24	720,000	$34.12
11/01/24 to 11/30/24	2,720,000	41.67
12/01/24 to 12/31/24	5,840,000	55.03
Total	9,280,000	$49.49

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

Introduction

The Trust is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Second Amended and Restated Trust Agreement dated as of December 28, 2023, among the Sponsor, the Trustee and the Delaware Trustee, as amended by Amendment No. 1 thereto, with effect from August 8, 2024. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in Baskets of 40,000 Shares or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s Fee and any accrued but unpaid expenses or liabilities). Baskets may be redeemed by the Trust in exchange for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

Shares of the Trust trade on NASDAQ under the ticker symbol IBIT.

Valuation of Bitcoin; The CF Benchmarks Index

On each Business Day, as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CF Benchmarks Index and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading. CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK BMR. The Index Administrator is a UK incorporated company authorized and regulated by the FCA of the UK as a Benchmark Administrator under the UK BMR.

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

Valuation of Bitcoin

The following chart shows the daily Bitcoin price, as applicable for the period January 5, 2024 through December 31, 2024:

Bitcoin Prices (January 2024 - December 2024)

Results of Operations

The Year Ended December 31, 2024

The Trust’s net asset value grew from $100,000 at December 31, 2023 to $51,519,566,547 at December 31, 2024. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 4,000 Shares at December 31, 2023 to 970,440,000 Shares at December 31, 2024, a consequence of 982,160,000 Shares (24,554 Baskets) being created and 11,724,000 Shares (293 Baskets plus the original 4,000 seed Shares) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 112.78% from the Trust’s first bitcoin purchase at $43,878.41 on January 5, 2024 to $93,365.36 at December 31, 2024.

The 112.36% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $25.00 at December 31, 2023 to $53.09 at December 31, 2024 is directly related to the 112.78% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s Fee, which was $47,498,665 for the period, or 0.22% of the Trust’s average weighted assets of $21,516,137,559 during the period.

The NAV of $60.57 on December 17, 2024 was the highest during the period, compared with a low during the period of $22.36 on January 23, 2024.

Net increase in net assets resulting from operations for the year ended December 31, 2024 was $14,232,135,930, resulting from an unrealized gain on investment in bitcoin of $14,157,070,942, a net realized gain of $18,811,883 from bitcoin sold to pay expenses and a net realized gain of $103,751,770 from bitcoin sold for the redemption of Shares, partially offset by a net investment loss of $47,498,665. Other than the net Sponsor’s Fee of $47,498,665, the Trust had no expenses during the period.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following table shows the Trust’s quarterly financial information for 2024.

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$4,211,219	$11,510,364	$13,122,598	$24,612,913
Sponsor’s fees waived	(1,074,550)	(1,616,120)	(1,633,880)	(1,633,879)
Total expenses	3,136,669	9,894,244	11,488,718	22,979,034
Net investment loss	(3,136,669)	(9,894,244)	(11,488,718)	(22,979,034)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	100,525	1,354,605	(562,447)	17,919,200
Bitcoin sold for the redemption of Shares	—	872,888	(86,430)	102,965,312
Net realized gain (loss)	100,525	2,227,493	(648,877)	120,884,512
Net change in unrealized appreciation/depreciation on investment in bitcoin	3,806,745,993	(2,102,796,450)	119,089,128	12,334,032,271
Net realized and unrealized gain (loss)	3,806,846,518	(2,100,568,957)	118,440,251	12,454,916,783
Net increase (decrease) in net assets resulting from operations	$3,803,709,849	$(2,110,463,201)	$106,951,533	$12,431,937,749
Net increase (decrease) in net assets per Share	$19.07	$(4.25)	$0.18	$15.33

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2024.

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

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2024. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled Internal Control – Integrated Framework (2013).

Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s fourth fiscal quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 48, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 49, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Since October 4, 2021, Mr. Bowers has served as a Director of BlackRock and manages the Product Oversight and Governance team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. In that capacity, Mr. Bowers oversees fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the Audit Committee of the Board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 66, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 73, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 46, is a member of the Sponsor’s audit committee. Ms. Haswell is the Chief Legal and Administrative Officer of MoonPay, a web3 and crypto payments company that she joined in February 2023. She served in the same capacity for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

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

BlackRock has adopted an insider trading policy governing the purchase, sale and other dispositions of BlackRock’s securities that applies to all employees of BlackRock and its subsidiaries, and BlackRock’s directors and officers, as well as BlackRock itself. BlackRock believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of BlackRock’s insider trading policy is filed as Exhibit 19.1 to this report.

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2024, the Trust has incurred Sponsor’s fees of $47,498,665.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accounting Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the year ended December 31, 2024 and for the period from October 27, 2023 to December 31, 2023.

	2024	2023
Audit fees	$90,400	$48,000
Audit-related fees	9,150	8,990
Tax fees	—	—
All other fees	—	—
Total	$99,550	$56,990

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

3.3	Certificate of Amendment to Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

4.1	Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on January 8, 2024

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Registration Statement on Form S-1/A (File No. 333-272680) filed by the Registrant on December 22, 2023

4.3*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934

4.4	Amendment No. 1 to the Second Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 001-41914) filed by the Registrant on July 26, 2024

10.1	Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 001‑41914) filed by the Registrant on August 8, 2024

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

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑272680) filed by the Registrant on October 19, 2023

10.6	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form of 8-K (File No. 001-41914) filed by the Registrant on September 19, 2024

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 4, 2024

Exhibit No.	Description

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Bitcoin Trust ETF

Financial Statements

Index

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	F-2

Statements of Assets and Liabilities at December 31, 2024 and 2023	F-3

Statement of Operations for the year ended December 31, 2024	F-4

Statements of Changes in Net Assets for the year ended December 31, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023	F-5

Statements of Cash Flows for the year ended December 31, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023	F-6

Schedule of Investments at December 31, 2024	F-7

Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Bitcoin Trust ETF

Opinion on the Financial Statements

We have audited the accompanying statements of assets and liabilities of iShares Bitcoin Trust ETF (the “Trust”) as of December 31, 2024 and 2023, including the schedule of investments as of December 31, 2024, the related statement of operations for the year ended December 31, 2024 and the statements of changes in net assets and cash flows for the year ended December 31, 2024 and for the period from October 27, 2023 (Date of Seeding) to December 31, 2023, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024 and 2023, the results of its operations for the year ended December 31, 2024, and changes in its net assets and its cash flows for the year ended December 31, 2024 and for the period from October 27, 2023 (Date of Seeding) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Sponsor’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Trust is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

March 5, 2025

We have served as the Trust’s auditor since 2023.

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities

At December 31, 2024 and 2023

	December 31,
	2024	2023
Assets
Investment in bitcoin, at fair value(a)	$51,530,013,513	$—
Cash	126,735	100,000
Receivable for investments sold	23,451,063	—
Total Assets	51,553,591,311	100,000

Liabilities
Sponsor’s fees payable	10,574,324	—
Payable for capital shares redeemed	23,450,440	—
Total Liabilities	34,024,764	—

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$51,519,566,547	$100,000

Shares issued and outstanding(b)	970,440,000	4,000
Net asset value per Share (Note 2C)	$53.09	$25.00

(a)	Cost of investment in bitcoin: $37,372,942,571 and $0, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statement of Operations

For the year ended December 31, 2024

Year Ended December 31, 2024
Expenses
Sponsor’s fees	$53,457,094
Sponsor’s fees waiver	(5,958,429)
Total expenses	47,498,665
Net investment loss	(47,498,665)

Net Realized and Unrealized Gain
Net realized gain from:
Bitcoin sold to pay expenses	18,811,883
Bitcoin sold for the redemption of Shares	103,751,770
Net realized gain	122,563,653 (b)
Net change in unrealized appreciation/depreciation	14,157,070,942
Net realized and unrealized gain	14,279,634,595

Net increase in net assets resulting from operations	$14,232,135,930

Net increase in net assets per Share(a)	$26.93

(a)	Net increase in net assets per Share based on average shares outstanding during the year.
(b)	Includes $132,278,310 of realized gains and $(9,714,657) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets

For the year ended December 31, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023

	Year Ended December 31, 2024	For the Period from October 27, 2023 (Date of Seeding) to December 31, 2023
Net Assets, Beginning of Period	$100,000	$—

Operations:
Net investment loss	(47,498,665)	—
Net realized gain	122,563,653	—
Net change in unrealized appreciation/depreciation	14,157,070,942	—
Net increase in net assets resulting from operations	14,232,135,930	—

Capital Share Transactions:
Contributions for Shares issued	37,829,056,553	100,000
Distributions for Shares redeemed	(541,725,936)	—
Net increase in net assets from capital share transactions	37,287,330,617	100,000

Increase in net assets	51,519,466,547	100,000

Net Assets, End of Period	$51,519,566,547	$100,000

Shares issued and redeemed
Shares issued	982,160,000	4,000
Shares redeemed	(11,724,000)	—
Net increase in Shares issued and outstanding	970,436,000	4,000

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows

For the year ended December 31, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023

	Year Ended December 31, 2024	For the Period from October 27, 2023 (Date of Seeding) to December 31, 2023
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$14,232,135,930	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(37,805,056,591)	—
Proceeds from bitcoin sold	531,226,610	—
Net realized (gain) loss	(122,563,653)	—
Net change in unrealized appreciation/depreciation	(14,157,070,942)	—
Change in operating assets and liabilities:
Sponsor’s fees payable	10,574,324	—
Net cash used in operating activities	$(37,310,754,322)	$—
Cash Provided by Financing Activities
Proceeds from issuance of Shares	$37,829,056,553	$100,000
Payments for Shares redeemed	(518,275,496)	—
Net cash provided by financing activities	$37,310,781,057	$100,000
Cash
Net increase in cash	$26,735	$100,000
Cash, beginning of period	100,000	—
Cash, end of period	$126,735	$100,000

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedule of Investments

At December 31, 2024

December 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	551,918	$37,372,942,571	$51,530,013,513

Total Investments — 100.02%			51,530,013,513
Other Assets Less Liabilities — (0.02)%			(10,446,966)
Net Assets — 100.00%			$51,519,566,547

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements

December 31, 2024

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

The net asset value of the Trust equals the total assets of the Trust, which consists solely of bitcoin and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” (“ASC Topic 820”) and utilize an exchange-traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following table summarizes activity in bitcoin for the year ended December 31, 2024:

Year Ended December 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	558,752	37,805,056,591	37,805,056,591	—
Bitcoin sold for the redemption of shares	(5,399)	(346,193,218)	(449,944,988)	103,751,770
Bitcoin sold to pay expenses	(1,435)	(85,920,802)	(104,732,685)	18,811,883
Net realized gain	—	—	122,563,653	—
Net change in unrealized appreciation/depreciation	—	—	14,157,070,942	—
Ending balance	551,918	$37,372,942,571	$51,530,013,513	$122,563,653

C.	Calculation of Net Asset Value

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

Share activities for the year ended December 31, 2024 and for the period from October 27, 2023 (Date of Seeding) to December 31, 2023 were as follows:

	December 31,
	2024		2023
	Shares	Amount	Shares	Amount
Shares issued	982,160,000	$37,829,056,553	4,000	$100,000
Shares redeemed	(11,724,000)	(541,725,936)	—	—
Net increase	970,436,000	$37,287,330,617	4,000	$100,000

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2024 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

G.	Segment Reporting

The Trust adopted Financial Accounting Standards Board Update 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures (“ASU 2023-07”) during the period. The Trust’s adoption of the new standard impacted financial statement disclosures only and did not affect the Trust’s financial position or results of operations.

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust's financial statements.

3 - Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the period ended December 31, 2024, the Sponsor’s fee was $53,457,094.

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the period ended December 31, 2024, the amount waived was $5,958,429.

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

6 - Commitments and Contingent Liabilities

In the normal course of business, the Trust may enter into contracts with service providers that contain general indemnification clauses. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust, that have not yet occurred.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the period ended December 31, 2024.

December 31,
2024
Net asset value per Share, beginning of period	$25.00
Net investment loss(a)	(0.09)
Net realized and unrealized gain(b)	28.18
Net increase in net assets from operations	28.09
Net asset value per Share, end of period	$53.09
Total return, at net asset value(c)(d)(e)(f)	101.93%
Ratio to average net assets:
Net investment loss(g)	(0.22)%
Total expenses(g)	0.25%
Total expenses after fees waived(g)	0.22%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	For the period January 10, 2024 (Effective Date) to December 31, 2024.
(f)	For the period January 1, 2024 to December 31, 2024, the Trust’s total return was 112.36%.
(g)	Percentage is annualized.

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

At December 31, 2024, the value of the bitcoin held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 5, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	March 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	March 5, 2025

/s/ Philip Jensen

Philip Jensen
Director

Date:	March 5, 2025

/s/ Peter Landini

Peter Landini
Director

Date:	March 5, 2025

/s/ Lindsey Haswell

Lindsey Haswell
Director

Date:	March 5, 2025

*	The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.