Form 10-Q
period 2025-03-31
iShares Bitcoin Trust ETF
filed 2025-05-07
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 30, 2025, the Registrant had 1,063,000,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At March 31, 2025 and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value(a)	$47,785,797,093	$51,530,013,513
Cash	29,713	126,735
Receivable for investments sold	—	23,451,063
Receivable for capital shares sold	15,089,681	—
Total Assets	47,800,916,487	51,553,591,311

Liabilities
Sponsor’s fees payable	10,329,777	10,574,324
Payable for investments purchased	15,089,318	—
Payable for capital shares redeemed	—	23,450,440
Total Liabilities	25,419,095	34,024,764

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$47,775,497,392	$51,519,566,547

Shares issued and outstanding(b)	1,013,480,000	970,440,000
Net asset value per Share (Note 2C)	$47.14	$53.09

(a)	Cost of investment in bitcoin: $40,686,575,306 and $37,372,942,571, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Expenses
Sponsor’s fees	$33,043,551	$4,211,219
Sponsor’s fees waived	(178,082)	(1,074,550)
Total expenses	32,865,469	3,136,669
Net investment loss	(32,865,469)	(3,136,669)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	8,440,558	100,525
Bitcoin sold for the redemption of Shares	624,399,288	—
Net realized gain	632,839,846 (b)	100,525 (c)
Net change in unrealized appreciation/depreciation	(7,057,849,155)	3,806,745,993
Net realized and unrealized gain (loss)	(6,425,009,309)	3,806,846,518

Net increase (decrease) in net assets resulting from operations	$(6,457,874,778)	$3,803,709,849

Net increase (decrease) in net assets per Share(a)	$(6.41)	$19.07

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $711,685,203 of realized gains and $(78,845,357) of realized losses.
(c)	Includes $100,560 of realized gains and $(35) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2025

Three Months Ended March 31, 2025
Net Assets at December 31, 2024	$51,519,566,547

Operations:
Net investment loss	(32,865,469)
Net realized gain	632,839,846
Net change in unrealized appreciation/depreciation	(7,057,849,155)
Net decrease in net assets resulting from operations	(6,457,874,778)

Capital Share Transactions:
Contributions for Shares issued	5,614,100,414
Distributions for Shares redeemed	(2,900,294,791)
Net increase in net assets from capital share transactions	2,713,805,623

Decrease in net assets	(3,744,069,155)

Net Assets at March 31, 2025	$47,775,497,392

Shares issued and redeemed
Shares issued	100,440,000
Shares redeemed	(57,400,000)
Net increase in Shares issued and outstanding	43,040,000

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(6,457,874,778)	$3,803,709,849
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(5,598,303,582)	(13,984,757,957)
Proceeds from bitcoin sold	2,956,051,074	357,530
Net realized (gain)	(632,839,846)	(100,525)
Net change in unrealized appreciation/depreciation	7,057,849,155	(3,806,745,993)
Change in operating assets and liabilities:
Sponsor’s fees payable	(244,547)	2,502,615
Net cash used in operating activities	$(2,675,362,524)	$(13,985,034,481)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$5,599,010,733	$13,985,175,033
Payments for Shares redeemed	(2,923,745,231)	(100,000)
Net cash provided by financing activities	$2,675,265,502	$13,985,075,033

Cash
Net increase (decrease) in cash	$(97,022)	$40,552
Cash, beginning of period	126,735	100,000
Cash, end of period	$29,713	$140,552

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At March 31, 2025 and December 31, 2024

March 31, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	576,038	$40,686,575,306	$47,785,797,093

Total Investments – 100.02%			47,785,797,093
Other Assets Less Liabilities – (0.02)%			(10,299,701)
Net Assets – 100.00%			$47,775,497,392

December 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	551,918	$37,372,942,571	$51,530,013,513

Total Investments – 100.02%			51,530,013,513
Other Assets Less Liabilities – (0.02)%			(10,446,966)
Net Assets – 100.00%			$51,519,566,547

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

March 31, 2025

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

On January 5, 2024, BlackRock Financial Management, Inc. (the “Seed Capital Investor”) redeemed 4,000 Shares for $100,000 ($25.00 per share) (the “Seed Shares”) for cash and the Seed Capital Investor purchased 400,000 Shares at a per-Share price of $25.00 (the “Seed Creation Baskets”). Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10,000,000. The Seed Capital Investor is an affiliate of the Sponsor. The Sponsor’s fee started accruing daily at an annualized rate equal to 0.25% of the net asset value of the Trust on January 5, 2024.

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 5, 2025.

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

Coinbase Custody Trust Company, LLC (the “Bitcoin Custodian”) is responsible for safekeeping the bitcoin owned by the Trust. Anchorage Digital Bank N.A. is the “Additional Bitcoin Custodian” for the Trust. At the current time, the Sponsor has no plans to move any of the Trust’s bitcoin to the Additional Bitcoin Custodian. The Bitcoin Custodian and the Additional Bitcoin Custodian are appointed by the Trustee.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended March 31, 2025 and 2024:

Three Months Ended March 31, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased	57,098	5,613,392,900	5,613,392,900	—
Bitcoin sold for the redemption of shares	(32,628)	(2,275,391,751)	(2,899,791,039)	624,399,288
Bitcoin sold to pay expenses	(350)	(24,368,414)	(32,808,972)	8,440,558
Net realized gain	—	—	632,839,846	—
Net change in unrealized appreciation/depreciation	—	—	(7,057,849,155)	—
Ending balance	576,038	$40,686,575,306	$47,785,797,093	$632,839,846

Three Months Ended March 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	252,016	13,984,757,957	13,984,757,957	—
Bitcoin sold for the redemption of shares	—	—	—	—
Bitcoin sold to pay expenses	(5)	(257,005)	(357,530)	100,525
Net realized gain	—	—	100,525	—
Net change in unrealized appreciation/depreciation	—	—	3,806,745,993	—
Ending balance	252,011	$13,984,500,952	$17,791,246,945	$100,525

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

G.	Segment Reporting

The Chief Financial Officer of the Sponsor acts as the Trust’s Chief Operating Decision Maker (“CODM”) and is responsible for assessing performance and allocating resources with respect to the Trust. The CODM has concluded that the Trust operates as a single operating segment since the Trust has a single investment strategy as disclosed in its prospectus, against which the CODM assesses performance. The financial information provided to and reviewed by the CODM is presented within the Trust’s financial statements.

3 -	Trust Expenses

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the three months ended March 31, 2025, the Sponsor’s fee was $33,043,551.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the three months ended March 31, 2025, the amount waived was $178,082.

The Sponsor has agreed to assume the marketing and the following administrative expenses of the Trust: the fees of the Trustee, the Delaware Trustee, the Trust Administrator, the Bitcoin Custodian, the Additional Bitcoin Custodian, and The Bank of New York Mellon (the “Cash Custodian”), NASDAQ listing fees, SEC registration fees, printing and mailing costs, tax reporting fees, audit fees, license fees and expenses and up to $500,000 per annum in ordinary legal fees and expenses. The Sponsor may determine in its sole discretion to assume legal fees and expenses of the Trust in excess of the $500,000 per annum required under the Trust Agreement. To the extent that the Sponsor does not voluntarily assume such fees and expenses, they will be the responsibility of the Trust.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31,
	2025	2024
Net asset value per Share, beginning of period	$53.09	$25.00

Net investment loss(a)	(0.03)	(0.02)
Net realized and unrealized gain (loss)(b)	(5.92)	15.23
Net increase (decrease) in net assets from operations	(5.95)	15.21
Net asset value per Share, end of period	$47.14	$40.21

Total return, at net asset value(c)(d)	(11.21)%	52.94	%(e)(f)

Ratio to average net assets:
Net investment loss(g)	(0.25)%	(0.18)%
Total expenses(g)	0.25%	0.24%
Total expenses after fees waived(g)	0.25%	0.18%

(a)	Based on average Shares outstanding during the period.
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

At March 31, 2025, the value of the bitcoin held by the Trust is categorized as Level 1.

10  - Subsequent Event

On April 7, 2025, the Trustee entered into a custodial services agreement (the “Anchorage Custodian Agreement”) with Anchorage Digital Bank N.A. (“Anchorage”) a national trust bank chartered by the Office of the Comptroller of the Currency. Pursuant to the Anchorage Custodian Agreement, Anchorage will establish and maintain one or more segregated custody accounts, controlled and secured by Anchorage, on its books which will have the ability to support the receipt, safekeeping, and maintenance of the Trust’s bitcoin holdings.

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

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority of the UK as a Benchmark Administrator, under the UK BMR.

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

Results of Operations

The Quarter Ended March 31, 2025

The Trust’s net asset value decreased from $51,519,566,547 at December 31, 2024 to $47,775,497,392 at March 31, 2025, a 7.27% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which fell 11.15% from $93,365.36 at December 31, 2024 to $82,956.00 at March 31, 2025. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 970,440,000 Shares at December 31, 2024 to 1,013,480,000 Shares at March 31, 2025, a consequence of 100,440,000 Shares (2,511 Baskets) being created and 57,400,000 Shares (1,435 Baskets) being redeemed during the quarter.

The 11.21% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $53.09 at December 31, 2024 to $47.14 at March 31, 2025 is directly related to the 11.15% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $32,865,469 for the quarter, or 0.06% of the Trust’s average weighted assets of $53,603,983,873 during the quarter.

The NAV of $60.61 on January 21, 2025 was the highest during the quarter, compared with a low during the quarter of $44.62 on March 10, 2025.

Net decrease in net assets resulting from operations for the quarter ended March 31, 2025 was $6,457,874,778, resulting from an unrealized loss on investment in bitcoin of $7,057,849,155 and, a net investment loss of $32,865,469, partially offset by a net realized gain of $8,440,558 from bitcoin sold to pay expenses and a net realized gain of $624,399,288 from bitcoin sold for the redemption of Shares. Other than the net Sponsor’s fee of $32,865,469, the Trust had no expenses during the quarter.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on March 5, 2025.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value.

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, and also in early 2025.

Extreme volatility may persist, and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events (collectively, the “2022 Events”), the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The price of some digital assets, including bitcoin, has risen following the election of Donald Trump as president of the United States, although prices have suffered recent declines. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including bitcoin. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve will be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile will be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. This development has caused bitcoin markets to develop expectations that the United States may begin acquiring and holding bitcoin, which is seen by many as a positive development for the price of bitcoin. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation has been introduced in the U.S. Senate and the U.S. House of Representatives, which would direct the acquisition of 1 million bitcoin by the federal government over a five-year period, which would be held in trust in secure storage by the U.S. Treasury. The bill proposes to fund the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other funding mechanisms the bill’s sponsors characterize as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). Bills have also been introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. If now or in the future, the U.S. federal government or any state government or any instrumentality thereof does not announce bitcoin acquisition plans or does announce such plans, but these plans fall short of market expectations, the price of bitcoin may decline, which may impact Share value. Even if government acquisitions occur or if legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, any of which may negatively impact Share value. Further, executive orders, such as the Order, are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, are subject to complex challenges and uncertainty that makes it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future.

Extreme volatility in the future, including further declines in the trading prices of bitcoin could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of bitcoin.

The Shares may trade at a price that is at, above or below the Trust’s NAV as a result of the non-current trading hours between NASDAQ and the digital asset market.

The Trust’s NAV will fluctuate with changes in the market value of bitcoin, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV, as well as market supply and demand. However, the Shares may trade on NASDAQ at a price that is at, above or below the Trust’s NAV for a variety of reasons. For example, NASDAQ is open for trading in the Shares for a limited period each day, but the digital asset market is a 24-hour marketplace. During periods when NASDAQ is closed but constituent trading platforms are open, significant changes in the price of bitcoin on the digital asset market could result in a difference in performance between the value of bitcoin as measured by the Index and the most recent NAV or closing trading price. For example, if the price of bitcoin on the digital asset market, and the value bitcoin as measured by the Index, move significantly in a negative direction after the close of NASDAQ, the trading price of the Shares may “gap” down to the full extent of such negative price shift when the Exchange reopens. If the price of bitcoin on the digital asset market drops significantly during hours the NASDAQ is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when the NASDAQ is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Disruptions or other problems in the supply chain for bitcoin mining hardware and difficulties in obtaining new hardware could cause harm to the Bitcoin network.

Manufacture, assembly and delivery of hardware and components for mining operations can be complex and protracted processes, in the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well as other external factors.

Mining operations can ordinarily only be profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. In the course of the normal operation of bitcoin mining facilities, miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions. Declines in the condition of miners and other hardware will require bitcoin miners, over time, to repair or replace those miners.

Additionally, as the technology evolves, miners may be required to acquire newer models of mining hardware and machines to remain competitive in the market. Any upgrading process may require substantial capital investment, and miners may face challenges in doing so on a timely and cost-effective basis. The business of bitcoin miners will be subject to limitations inherent within the supply chain of their mining hardware equipment and components, including competitive, governmental, and legal limitations, and other events. For example, many miners will significantly rely on foreign imports to obtain mining hardware equipment and materials. Any global trade disruption, introductions of tariffs, trade barriers and bilateral trade frictions, together with any potential downturns in the global economy resulting therefrom, could adversely affect the necessary supply chains for mining hardware. Depending on the magnitude of such effects on the mining hardware supply chain, shipments of parts for mining hardware, or new mining hardware and equipment, may be delayed.

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs), or due to insolvency, or non-performance or default on their contracts. Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increase transaction costs, or affect the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

Further, the first-generation application specific integrated circuit (“ASIC”) chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

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

Other academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain bitcoin platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets. Even in the United States, there have been allegations of wash trading even on regulated venues. Any actual or perceived false trading in the digital asset platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of bitcoin and/or negatively affect the market perception of bitcoin.

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”;(2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “—Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoins worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX, one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned, and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

If the Custodian Agreement, the Prime Execution Agent Agreement, the Authorized Participant Agreements or the Bitcoin Trading Counterparty Agreements are terminated or the Custodians, the Prime Execution Agent, the Authorized Participants or the Bitcoin Trading Counterparties fail to provide services as required, the Trustee may operationalize the Additional Bitcoin Custodian, or may need to find and appoint replacement custodians, an execution agent, authorized participants or bitcoin trading counterparties, which could pose a challenge to the safekeeping of the Trust’s bitcoin, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodian, which is Coinbase Custody, and the Prime Execution Agent, Coinbase Inc. to operate. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s bitcoin in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent, facilitates the buying and selling or settlement of bitcoin by the Trust in connection with creations and redemptions, the selling of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Trust’s bitcoin. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Execution Agent and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase Inc. has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities did not allege that bitcoin is a security nor did it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. The SEC’s complaint sought a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. On February 27, 2025, the SEC and Coinbase Inc. and Coinbase Global filed a joint stipulation to dismiss the case with prejudice, and the case has been dismissed. Notwithstanding the dismissal of the SEC enforcement action, Coinbase Inc. is currently, and it and the Bitcoin Custodian from time to time may be, subject in the future, to a variety of other litigation. Although the Trust does not presently anticipate such an outcome, there can be no assurance that in the future Coinbase Inc., as the Prime Execution Agent, or Coinbase Custody, as Bitcoin Custodian, will not be required, as a result of a judicial determination, or will not choose, to restrict or curtail the services they offer, or their financial condition and ability to provide services to the Trust will not be negatively affected. If in the future the Prime Execution Agent or the Bitcoin Custodian were to be required or choose to restrict or curtail the services they offer for any reason, whether related to litigation or otherwise, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Trustee could decide to replace Coinbase Custody as the Bitcoin Custodian of the Trust’s bitcoin, pursuant to the Custodian Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Execution Agent Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Custodian Agreement and Prime Execution Agent Agreement as (i) the Trust materially breaching any provision of the Custodian Agreement and such failure is not cured within 30 calendar days after notice of such breach is provided by Coinbase Inc. to the Trust, or the Trust materially breaching any provision of the Prime Execution Agent Agreement and such breach remains uncured for 10 calendar days following notice; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to Coinbase Custody’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits. In the event that the Trust transfers maintenance responsibilities of the Trust’s account at the Bitcoin Custodian to another custodian (or transfers the Trust’s bitcoin from the Bitcoin Custodian or the Prime Execution Agent to the Additional Bitcoin Custodian or vice versa), the Trust’s bitcoin would be subject to a risk of loss during the transfer, which, if such risk eventuates, could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody or Coinbase Inc. becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform their obligations under their contractual agreements with the Trust, or abruptly discontinues the services they provide to the Trust for any reason, the Trust’s operations, including its creation and redemption processes, would be adversely affected.

Further, if the Trustee decides to operationalize the Additional Bitcoin Custodian, the Additional Bitcoin Custodian would perform essential functions in terms of safekeeping any of the Trust’s bitcoin that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an available alternative bitcoin custodian to safeguard the Trust’s bitcoin; however, if the Trustee does not operationalize the Additional Bitcoin Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, , the Trust may be unable to operate or create or redeem Baskets, or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Bitcoin Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement bitcoin custodian.

The Trustee may not be able to find a party willing to serve as the custodian of the Trust’s bitcoin or as the Trust’s prime execution agent under the same terms as the current Custodian Agreement or Prime Execution Agent Agreement or at all. To the extent that Trustee is not able to find a suitable party willing to serve as the custodian or prime execution agent, the Trustee may be required to terminate the Trust and liquidate the Trust’s bitcoin. In addition, to the extent that the Trustee finds a suitable party but must enter into a modified custodian agreement or prime execution agreement that is less favorable for the Trust or Trustee, the value of the Shares could be adversely affected. If the Trust is unable to find a replacement prime execution agent, its operations could be adversely affected.

Similarly, if an Authorized Participant or a Bitcoin Trading Counterparty suffers insolvency, business failure or interruption, default, failure to perform, security breach, or in certain circumstances a force majeure event or if an Authorized Participant or a Bitcoin Trading Counterparty, as applicable, chooses not to participate in the creation and redemption process of the Trust, and the Trust is unable to engage replacement Authorized Participants or Bitcoin Trading Counterparties or access alternative services on commercially acceptable terms or at all, then the creation and redemption process of the Trust, the arbitrage mechanism used to keep the Shares in line with the NAV and the Trust’s operations generally could be negatively affected.

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, the Delaware Trustee, the Sponsor, the Trust Administrator, the Cash Custodian, the Prime Execution Agent, the Bitcoin Custodian and, if operationalized, the Additional Bitcoin Custodian, expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoins for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s bitcoins.

Coinbase Global has informed the Sponsor that it maintains a commercial crime insurance policy of up to $320,000,000, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Bitcoin Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase Insureds’ customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. None of Coinbase Inc., Coinbase Custody, or Coinbase Global is an FDIC or SIPC member institution.

Furthermore, under the Custodian Agreement, the Bitcoin Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Bitcoin Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Bitcoin Custodian’s liability; (ii) the Bitcoin Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100,000,000; (iii) in respect of the Bitcoin Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Bitcoin Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Bitcoin Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Bitcoin Custodian is not liable, even if the Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Bitcoin Custodian is not liable under the Custodian Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodian. In the event of potential losses incurred by the Trust as a result of the Bitcoin Custodian losing control of the Trust’s bitcoins or failing to properly execute instructions on behalf of the Trust, the Bitcoin Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Bitcoin Custodian directly caused such losses. Furthermore, the insurance maintained by the Bitcoin Custodian may be insufficient to cover its liabilities to the Trust.

If the Trustee operationalizes the Additional Bitcoin Custodian, the Trust’s holdings at the Additional Bitcoin Custodian would be covered by insurance held by Anchor Labs Inc., the parent company of the Additional Bitcoin Custodian (“Anchor Labs”). Anchor Labs maintains crime insurance coverage for a minimum limit of $100,000,000, which is intended to cover the loss of Trust assets held by the Additional Bitcoin Custodian, including from dishonest or fraudulent acts committed by Anchor Labs and all of its subsidiaries, including the Additional Bitcoin Custodian (collectively Anchor Labs and its subsidiaries are referred to as the “Anchor Labs Insureds”) employees, its agents and subcontractors; forgery and alteration; computer crime; wire transfer coverage; physical damage or theft of private key data; social engineering coverage; and security breaches or hacking. The insurance maintained by Anchor Labs may be shared among Anchor Labs Insureds’ other customers, is not necessarily exclusive to the Trust or to customers holding bitcoin with the Additional Bitcoin Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Anchor Labs Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Anchor Labs may be substantially lower than the assets of the Trust. While the Additional Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Additional Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance program does not cover, insure or guarantee the performance of the Trust. The Additional Bitcoin Custodian is neither FDIC-insured nor SIPC-insured.

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Bitcoin Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Bitcoin Custodian’s liability exceed the value of the cash or affected bitcoin giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Bitcoin Custodian, in no event will the Additional Bitcoin Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to the Additional Bitcoin Custodian in the 12-month period prior to the event giving rise to such liability. “Anchorage Mutually Capped Liabilities” means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any Trust bitcoin lost, which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, rights in inventions (including applications for, and registrations, extensions, renewals, and re-issuances of the foregoing).

With respect to claims and losses related to a withdrawal or transfer of bitcoin, if the Trust has operationalized Anchorage, the value of such digital assets shall be determined by reference to the benchmark valuation on the date delivery of such bitcoin in connection with such withdrawal or transfer is due in accordance with the terms of the Anchorage Custodian Agreement. In respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional Bitcoin Custodian is not liable, even if the Additional Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof. The Additional Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional Bitcoin Custodian.

Similarly, under the Prime Execution Agent Agreement, the Prime Execution Agent’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, or the PB Mutually Capped Liabilities (defined below), the Prime Execution Agent’s aggregate liability shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability, and (B) the value of the cash or affected bitcoin giving rise to the Prime Execution Agent’s liability; (ii) in respect of the Prime Execution Agent’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Prime Execution Agent’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, violation of any law, rule or regulation with respect to the provision of its services, or the full amount of the Trust’s assets lost due to the insolvency of or security event at a Connected Trading Venue (as defined below) (the “PB Mutually Capped Liabilities”), the Prime Execution Agent’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Prime Execution Agent in the 12 months prior to the event giving rise to the Prime Execution Agent’s liability; and (iii) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Prime Execution Agent is not liable, even if the Prime Execution Agent has been advised of or knew or should have known of the possibility thereof. In general, with limited exceptions (such as for failing to execute an order), the Prime Execution Agent is not liable under the Prime Execution Agent Agreement unless in the event of its gross negligence, fraud, material violation of applicable law or willful misconduct. The Prime Execution Agent is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Prime Execution Agent. These and the other limitations on the Prime Execution Agent’s liability may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Prime Execution Agent directly caused such losses. Both the Trust and the Prime Execution Agent and its affiliates (including the Bitcoin Custodian) are required to indemnify each other under certain circumstances.

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance), given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in insolvency of these types of entities in the digital asset industry, there is a risk that customers’ assets – including the Trust’s assets – may be considered the property of the estate of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance), and customers – including the Trust – may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Custodian Agreement contains an agreement by the parties to treat the bitcoin credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Bitcoin Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Bitcoin Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements, courts have not yet considered this type of treatment for custodied digital assets, and it is not possible to predict with certainty how they would consistently rule in such a scenario. If the Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

With respect to the Prime Execution Agent Agreement, there is a risk that the Trading Balance, in which the Trust’s bitcoin and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, as described below in “—Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets or could cause losses to the Trust”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agent Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

The Prime Execution Agent is not required to hold any of the bitcoin or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Execution Agent has allocated to the omnibus wallets the Prime Execution Agent holds, as well as the accounts in the Prime Execution Agent’s name that the Prime Execution Agent maintains at Connected Trading Venues (the “Connected Trading Venue”) (which are typically held on an omnibus, rather than segregated, basis). If the Prime Execution Agent suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Execution Agent’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Execution Agent, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Execution Agent, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Execution Agent, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares. There are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent.

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

The Shareholders’ recourse against the Sponsor, the Trustee, and the Trust’s other service providers for the services they provide to the Trust, including, without limitation, those relating to the holding of bitcoin or the provision of instructions relating to the movement of bitcoin, is limited. For the avoidance of doubt, neither the Sponsor, the Trustee, nor any of their affiliates (including, among others, BlackRock), nor any other party has guaranteed the assets or liabilities, or otherwise assumed the liabilities, of the Trust, or the obligations or liabilities of any service provider to the Trust, including, without limitation, the Bitcoin Custodian and Prime Execution Agent. The Prime Execution Agent Agreement and Custodian Agreement provide that neither the Sponsor, the Trustee, nor their affiliates shall have any obligation of any kind or nature whatsoever, by guaranty, enforcement or otherwise, with respect to the performance of any the Trust’s obligations, agreements, representations or warranties under the Prime Execution Agent Agreement or Custodian Agreement, or any transaction thereunder. Consequently, a loss may be suffered with respect to the Trust’s bitcoin that is not covered by the Bitcoin Custodian’s insurance and for which no person is liable in damages. As a result, the recourse of the Trust or the Shareholders, under applicable law, is limited.

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

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

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

FinCEN requires any administrator or exchanger of convertible virtual currency (“CVC”) to register with FinCEN as a money transmitter and comply with the anti- money laundering regulations applicable to money transmitters. Entities which fail to comply with such regulations are subject to fines, may be required to cease operations, and could have potential criminal liability. For example, in 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as an MSB and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset platform, for similar violations. The requirement that exchangers that do business in the United States register with FinCEN and comply with anti- money laundering regulations may increase the cost of buying and selling bitcoin and therefore may adversely affect the price of bitcoin and an investment in the Shares.

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

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated that digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, then U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Bitcoin blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions – such as many digital asset platforms, or the Trust’s service providers, such as the Prime Execution Agent or the Cash Custodian – to reduce support for or cease offering services for bitcoin or to the Trust, which could impair the utility of bitcoin, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 57,400,000 Shares (1,435 Baskets) were redeemed during the quarter ended March 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
01/01/25 to 01/31/25	16,200,000	$54.8201
02/01/25 to 02/28/25	26,600,000	49.2818
03/01/25 to 03/31/25	14,600,000	48.0352
Total	57,400,000	$50.5278

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

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑272680) filed by the Registrant on October 19, 2023

10.6	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-41914) filed by the Registrant on September 19, 2024

10.7	Master Custody Service Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No.001-41914) filed by the Registrant on April 8, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2025

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.