Form 10-Q
period 2025-06-30
iShares Bitcoin Trust ETF
filed 2025-08-05
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 31, 2025, the Registrant had 1,304,880,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At June 30, 2025 and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value(a)	$74,720,071,026	$51,530,013,513
Cash	100,234	126,735
Receivable for investments sold	—	23,451,063
Receivable for capital shares sold	112,344,745	—
Total Assets	74,832,516,005	51,553,591,311

Liabilities
Sponsor’s fees payable	14,616,806	10,574,324
Payable for investments purchased	112,341,832	—
Payable for capital shares redeemed	—	23,450,440
Total Liabilities	126,958,638	34,024,764

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$74,705,557,367	$51,519,566,547

Shares issued and outstanding(b)	1,226,840,000	970,440,000
Net asset value per Share (Note 2C)	$60.89	$53.09

(a)	Cost of investment in bitcoin: $53,376,118,281 and $37,372,942,571, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2025 and 2024

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025	2024
Expenses
Sponsor’s fees	$38,686,944		$11,510,364	$71,730,495	$15,721,583
Sponsor’s fees waived	—		(1,616,120)	(178,082)	(2,690,670)
Total expenses	38,686,944		9,894,244	71,552,413	13,030,913
Net investment loss	(38,686,944)		(9,894,244)	(71,552,413)	(13,030,913)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	7,687,519		1,354,605	16,128,077	1,455,130
Bitcoin sold for the redemption of Shares	254,383,671		872,888	878,782,959	872,888
Net realized gain	262,071,190	(b)	2,227,493 (c)	894,911,036 (d)	2,328,018 (e)
Net change in unrealized appreciation/depreciation	14,244,730,958		(2,102,796,450)	7,186,881,803	1,703,949,543
Net realized and unrealized gain (loss)	14,506,802,148		(2,100,568,957)	8,081,792,839	1,706,277,561

Net increase (decrease) in net assets resulting from operations	$14,468,115,204		$(2,110,463,201)	$8,010,240,426	$1,693,246,648

Net increase (decrease) in net assets per Share(a)	$13.08		$(4.25)	$7.58	$4.86

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $291,395,872 of realized gains and $(29,324,682) of realized losses.
(c)	Includes $5,261,693 of realized gains and $(3,034,200) of realized losses.
(d)	Includes $1,003,081,075 of realized gains and $(108,170,039) of realized losses.
(e)	Includes $5,362,253 of realized gains and $(3,034,235) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2025

Six Months Ended June 30, 2025
Net Assets at December 31, 2024	$51,519,566,547

Operations:
Net investment loss	(32,865,469)
Net realized gain	632,839,846
Net change in unrealized appreciation/depreciation	(7,057,849,155)
Net decrease in net assets resulting from operations	(6,457,874,778)

Capital Share Transactions:
Contributions for Shares issued	5,614,100,414
Distributions for Shares redeemed	(2,900,294,791)
Net increase in net assets from capital share transactions	2,713,805,623

Decrease in net assets	(3,744,069,155)

Net Assets at March 31, 2025	$47,775,497,392

Operations:
Net investment loss	(38,686,944)
Net realized gain	262,071,190
Net change in unrealized appreciation/depreciation	14,244,730,958
Net increase in net assets resulting from operations	14,468,115,204

Capital Share Transactions:
Contributions for Shares issued	13,633,770,034
Distributions for Shares redeemed	(1,171,825,263)
Net increase in net assets from capital share transactions	12,461,944,771

Increase in net assets	26,930,059,975

Net Assets at June 30, 2025	$74,705,557,367

Shares issued and redeemed
Shares issued	335,960,000
Shares redeemed	(79,560,000)
Net increase in Shares issued and outstanding	256,400,000

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2025 and 2024

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$8,010,240,426	$1,693,246,648
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(19,134,414,363)	(17,792,752,818)
Proceeds from bitcoin sold	4,161,942,584	46,015,246
Net realized (gain)	(894,911,036)	(2,328,018)
Net change in unrealized appreciation/depreciation	(7,186,881,803)	(1,703,949,543)
Change in operating assets and liabilities:
Sponsor’s fees payable	4,042,482	3,543,267
Net cash used in operating activities	$(15,039,981,710)	$(17,756,225,218)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$19,135,525,703	$17,802,728,795
Payments for Shares redeemed	(4,095,570,494)	(46,453,487)
Net cash provided by financing activities	$15,039,955,209	$17,756,275,308

Cash
Net increase (decrease) in cash	$(26,501)	$50,090
Cash, beginning of period	126,735	100,000
Cash, end of period	$100,234	$150,090

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At June 30, 2025 and December 31, 2024

June 30, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	696,875	$53,376,118,281	$74,720,071,026

Total Investments — 100.02%			74,720,071,026
Liabilities in Excess of Other Assets — (0.02)%			(14,513,659)
Net Assets — 100.00%			$74,705,557,367

December 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	551,918	$37,372,942,571	$51,530,013,513

Total Investments — 100.02%			51,530,013,513
Liabilities in Excess of Other Assets — (0.02)%			(10,446,966)
Net Assets — 100.00%			$51,519,566,547

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2025

1 -	Organization

The iShares Bitcoin Trust ETF (the “Trust”) was organized on June 8, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Third Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of June 27, 2025. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended June 30, 2025 and 2024:

Three Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	576,038	$40,686,575,306	$47,785,797,093	$—
Bitcoin purchased	133,790	13,633,363,295	13,633,363,295	—
Bitcoin sold for the redemption of shares	(12,590)	(917,399,868)	(1,171,783,539)	254,383,671
Bitcoin sold to pay expenses	(363)	(26,420,452)	(34,107,971)	7,687,519
Net realized gain	—	—	262,071,190	—
Net change in unrealized appreciation/depreciation	—	—	14,244,730,958	—
Ending balance	696,875	$53,376,118,281	$74,720,071,026	$262,071,190

Three Months Ended June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	252,011	$13,984,500,952	$17,791,246,945	$—
Bitcoin purchased	55,736	3,807,994,861	3,807,994,861	—
Bitcoin sold for the redemption of shares	(640)	(36,148,475)	(37,021,363)	872,888
Bitcoin sold to pay expenses	(128)	(7,281,748)	(8,636,353)	1,354,605
Net realized gain	—	—	2,227,493	—
Net change in unrealized appreciation/depreciation	—	—	(2,102,796,450)	—
Ending balance	306,979	$17,749,065,590	$19,453,015,133	$2,227,493

The following tables summarize activity in bitcoin for the six months ended June 30, 2025 and 2024:

Six Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased	190,888	19,246,756,195	19,246,756,195	—
Bitcoin sold for the redemption of shares	(45,218)	(3,192,791,619)	(4,071,574,578)	878,782,959
Bitcoin sold to pay expenses	(713)	(50,788,866)	(66,916,943)	16,128,077
Net realized gain	—	—	894,911,036	—
Net change in unrealized appreciation/depreciation	—	—	7,186,881,803	—
Ending balance	696,875	$53,376,118,281	$74,720,071,026	$894,911,036

Six Months Ended June 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	307,752	17,792,752,818	17,792,752,818	—
Bitcoin sold for the redemption of shares	(640)	(36,148,475)	(37,021,363)	872,888
Bitcoin sold to pay expenses	(133)	(7,538,753)	(8,993,883)	1,455,130
Net realized gain	—	—	2,328,018	—
Net change in unrealized appreciation/depreciation	—	—	1,703,949,543	—
Ending balance	306,979	$17,749,065,590	$19,453,015,133	$2,328,018

C.	Calculation of Net Asset Value

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

Shares are issued and redeemed continuously in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only registered broker-dealers that are eligible to settle securities transactions through the book entry facilities of the Depository Trust Company and that have entered into a contractual arrangement with the Sponsor governing, among other matters, the creation and redemption of Shares (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or bitcoin. Baskets may be redeemed by the Trust in exchange for an amount of bitcoin corresponding to their redemption value or for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the six months ended June 30, 2025, the Sponsor’s fee was $71,730,495.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the six months ended June 30, 2025, the amount waived was $178,082.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$47.14	$40.21	$53.09	$25.00
Net investment loss(a)	(0.03)	(0.02)	(0.07)	(0.04)
Net realized and unrealized gain (loss)(b)	13.78	(4.12)	7.87	11.11
Net increase (decrease) in net assets from operations	13.75	(4.14)	7.80	11.07
Net asset value per Share, end of period	$60.89	$36.07	$60.89	$36.07

Total return, at net asset value(c)(d)	29.17%	(10.30)%	14.69%	37.20	%(e)(f)

Ratio to average net assets:
Net investment loss(g)	(0.25)%	(0.21)%	(0.25)%	(0.21)%
Total expenses(g)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(g)	0.25%	0.21%	0.25%	0.21%

(a)	Based on average Shares outstanding during the period.
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

Level 3 −	Unobservable inputs that are unobservable for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At June 30, 2025, the value of the bitcoin held by the Trust is categorized as Level 1.

10 -	Subsequent Events

On July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On July 31, 2025, the amendment to the Trust's S-1 registration statement was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

Other than the items noted above, there were no subsequent events requiring adjustment to, or additional disclosure in, the financial statements.

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

Introduction

The iShares Bitcoin Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Third Amended and Restated Trust Agreement dated as of June 27, 2025, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such issuance (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or bitcoin. Baskets may be redeemed by the Trust in exchange for an amount of bitcoin corresponding to their redemption value or for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

In connection with cash creations and redemptions, the Trust engages in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders) by choosing, in its sole discretion, to trade directly with third parties (each, a “Bitcoin Trading Counterparty”), who are not registered broker-dealers pursuant to written agreements between such Bitcoin Trading Counterparties and the Trust, or choosing to trade through Coinbase, Inc. (the “Prime Execution Agent”) acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement.

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

Results of Operations

The Quarter Ended June 30, 2025

The Trust’s net asset value increased from $47,775,497,392 at March 31, 2025 to $74,705,557,367 at June 30, 2025, a 56.37% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of bitcoin, which rose 29.25% from $82,956.00 at March 31, 2025 to $107,221.67 at June 30, 2025. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 1,013,480,000 Shares at March 31, 2025 to 1,226,840,000 Shares at June 30, 2025, a consequence of 235,520,000 Shares (5,888 Baskets) being created and 22,160,000 Shares (554 Baskets) being redeemed during the quarter.

The 29.17% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $47.14 at March 31, 2025 to $60.89 at June 30, 2025 is directly related to the 29.25% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $38,686,944 for the quarter, or 0.06% of the Trust’s average weighted assets of $62,069,162,861 during the quarter.

The NAV of $63.38 on May 22, 2025 was the highest during the quarter, compared with a low during the quarter of $43.60 on April 8, 2025.

Net increase in net assets resulting from operations for the quarter ended June 30, 2025 was $14,468,115,204, resulting from a net realized gain of $7,687,519 from bitcoin sold to pay expenses, a net realized gain of $254,383,671 from bitcoin sold for the redemption of Shares and an unrealized gain on investment in bitcoin of $14,244,730,958, partially offset by a net investment loss of $38,686,944. Other than the Sponsor’s fee of $38,686,944, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2025

The Trust’s net asset value increased from $51,519,566,547 at December 31, 2024 to $74,705,557,367 at June 30, 2025, a 45.00% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 970,440,000 Shares at December 31, 2024 to 1,226,840,000 Shares at June 30, 2025, a consequence of 335,960,000 Shares (8,399 Baskets) being created and 79,560,000 Shares (1,989 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 14.84% from $93,365.36 at December 31, 2024 to $107,221.67 at June 30, 2025.

The 14.69% increase in the Financial Statement NAV from $53.09 at December 31, 2024 to $60.89 at June 30, 2025 is directly related to the 14.84% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the net Sponsor’s fee, which was $71,552,413 for the period, or 0.12% of the Trust’s average weighted assets of $57,859,957,839 during the period.

The NAV of $63.38 on May 22, 2025 was the highest during the period, compared with a low during the period of $43.60 on April 8, 2025.

Net increase in net assets resulting from operations for the six months ended June 30, 2025 was $8,010,240,426, resulting from a net realized gain of $16,128,077 from bitcoin sold to pay expenses, a net realized gain of $878,782,959 from bitcoin sold for the redemption of Shares and an unrealized gain on investment in bitcoin of $7,186,881,803, partially offset by a net investment loss of $71,552,413. Other than the net Sponsor’s fee of $71,552,413, the Trust had no expenses during the period.

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

The limited ability to facilitate in-kind creations and redemptions of Shares could have adverse consequences for the Trust.

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of FINRA stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot bitcoin. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities laws and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity. As of the date of this filing, Jane Street Capital, LLC, Virtu Americas LLC, JP Morgan Securities LLC, and Marex Capital Markets Inc. have executed agreements that give them the ability conduct creations and redemptions in-kind for bitcoin in addition to conducting creations and redemptions for cash.

Even with the recent approval of in-kind creations and redemptions, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “—The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.” Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Bitcoin Trading Counterparties or the Prime Execution Agent’s services, or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

Further, there can be no assurance that broker-dealers would be willing to serve as Authorized Participants with respect to the in-kind creation and redemption of Shares. Any of these factors could adversely affect the performance of the Trust and the value of the Shares.

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

Further, if the Trustee decides to operationalize the Additional Bitcoin Custodian, the Additional Bitcoin Custodian would perform essential functions in terms of safekeeping any of the Trust’s bitcoin that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an available alternative bitcoin custodian to safeguard the Trust’s bitcoin; however, if the Trustee does not operationalize the Additional Bitcoin Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, the Trust may be unable to operate or create or redeem Baskets, or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Bitcoin Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement bitcoin custodian.

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

The 2022 Events, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset platforms, platforms, and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital asset industry, may amplify and/or accelerate these trends.

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

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. Like CBDCs, stablecoins could compete with, or replace, bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly.

Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Bitcoin network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the bitcoin market, and adversely affect the price of bitcoin. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Digital asset treasury companies risk.

In recent times, a number of companies engaged in businesses outside the digital assets industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 22,160,000 Shares (554 Baskets) were redeemed during the quarter ended June 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/25 to 04/30/25	10,520,000	$45.6355
05/01/25 to 05/31/25	7,240,000	59.5047
06/01/25 to 06/30/25	4,400,000	59.3014
Total	22,160,000	$52.8802

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

3.3	Certificate of Amendment to Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.3 of Form 10-Q (File No. 001-41914) filed by the Registrant on August 8, 2024

4.1	Third Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Pre-Effective Amendment No. 2 to Post‑Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-272680) filed by the Registrant on July 2, 2025

4.2	Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-272680) filed by the Registrant on May 9, 2025

10.1	Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 001‑41914) filed by the Registrant on August 8, 2024

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

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑272680) filed by the Registrant on October 19, 2023

10.6	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001-41914) filed by the Registrant on September 19, 2024

10.7	Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001‑41914) filed by the Registrant on April 8, 2025

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.