Form 10-Q
period 2025-09-30
iShares Bitcoin Trust ETF
filed 2025-11-06
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

As of October 31, 2025, the Registrant had 1,412,080,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At September 30, 2025 and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Investment in bitcoin, at fair value(a)	$87,952,924,873	$51,530,013,513
Cash	40,632	126,735
Receivable for investments sold	—	23,451,063
Receivable for capital shares sold	95,866,968	—
Total Assets	88,048,832,473	51,553,591,311

Liabilities
Sponsor’s fees payable	17,592,399	10,574,324
Payable for investments purchased	95,864,606	—
Payable for capital shares redeemed	—	23,450,440
Total Liabilities	113,457,005	34,024,764

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$87,935,375,468	$51,519,566,547

Shares issued and outstanding(b)	1,356,440,000	970,440,000
Net asset value per Share (Note 2C)	$64.83	$53.09

(a)	Cost of investment in bitcoin: $62,337,415,997 and $37,372,942,571, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2025 and 2024

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025	2024
Expenses
Sponsor’s fees	$53,295,322		$13,122,598		$125,025,817	$28,844,181
Sponsor’s fees waived	—		(1,633,880)		(178,082)	(4,324,550)
Total expenses	53,295,322		11,488,718		124,847,735	24,519,631
Net investment loss	(53,295,322)		(11,488,718)		(124,847,735)	(24,519,631)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	14,927,710		(562,447)		31,055,787	892,683
Bitcoin sold for the redemption of Shares	444,379,757		(86,430)		1,323,162,716	786,458
Net realized gain (loss)	459,307,467	(b)	(648,877	)(c)	1,354,218,503 (d)	1,679,141 (e)
Net change in unrealized appreciation/depreciation	4,271,556,131		119,089,128		11,458,437,934	1,823,038,671
Net realized and unrealized gain	4,730,863,598		118,440,251		12,812,656,437	1,824,717,812

Net increase in net assets resulting from operations	$4,677,568,276		$106,951,533		$12,687,808,702	$1,800,198,181

Net increase in net assets per Share(a)	$3.59		$0.18		$11.13	$4.15

(a)	Net increase in net assets per Share based on average shares outstanding during the period.
(b)	Includes $462,736,525 of realized gains and $(3,429,058) of realized losses.
(c)	Includes $2,603,378 of realized gains and $(3,252,255) of realized losses.
(d)	Includes $1,465,817,600 of realized gains and $(111,599,097) of realized losses.
(e)	Includes $7,965,631 of realized gains and $(6,286,490) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2025

Nine Months Ended September 30, 2025
Net Assets at December 31, 2024	$51,519,566,547

Operations:
Net investment loss	(32,865,469)
Net realized gain	632,839,846
Net change in unrealized appreciation/depreciation	(7,057,849,155)
Net decrease in net assets resulting from operations	(6,457,874,778)

Capital Share Transactions:
Contributions for Shares issued	5,614,100,414
Distributions for Shares redeemed	(2,900,294,791)
Net increase in net assets from capital share transactions	2,713,805,623

Decrease in net assets	(3,744,069,155)

Net Assets at March 31, 2025	$47,775,497,392

Operations:
Net investment loss	(38,686,944)
Net realized gain	262,071,190
Net change in unrealized appreciation/depreciation	14,244,730,958
Net increase in net assets resulting from operations	14,468,115,204

Capital Share Transactions:
Contributions for Shares issued	13,633,770,034
Distributions for Shares redeemed	(1,171,825,263)
Net increase in net assets from capital share transactions	12,461,944,771

Increase in net assets	26,930,059,975

Net Assets at June 30, 2025	$74,705,557,367

Operations:
Net investment loss	(53,295,322)
Net realized gain	459,307,467
Net change in unrealized appreciation/depreciation	4,271,556,131
Net increase in net assets resulting from operations	4,677,568,276

Capital Share Transactions:
Contributions for Shares issued	10,028,050,081
Distributions for Shares redeemed	(1,475,800,256)
Net increase in net assets from capital share transactions	8,552,249,825

Increase in net assets	13,229,818,101

Net Assets at September 30, 2025	$87,935,375,468

Shares issued and redeemed
Shares issued	488,360,000
Shares redeemed	(102,360,000)
Net increase in Shares issued and outstanding	386,000,000

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2025 and 2024

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net increase in net assets resulting from operations	$12,687,808,702	$1,800,198,181
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(27,651,719,430)	(21,589,313,309)
Proceeds from bitcoin sold	5,687,618,590	79,477,745
Net realized (gain)	(1,354,218,503)	(1,679,141)
Net change in unrealized appreciation/depreciation	(11,458,437,934)	(1,823,038,671)
Change in operating assets and liabilities:
Sponsor’s fees payable	7,018,075	3,881,475
Net cash used in operating activities	$(22,081,930,500)	$(21,530,473,720)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$27,653,215,147	$21,612,827,298
Payments for Shares redeemed	(5,571,370,750)	(82,438,855)
Net cash provided by financing activities	$22,081,844,397	$21,530,388,443

Cash
Net decrease in cash	$(86,103)	$(85,277)
Cash, beginning of period	126,735	100,000
Cash, end of period	$40,632	$14,723

Supplemental disclosure of non-cash information:
Bitcoin purchased for Shares issued	$1,526,838,414	$—

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At September 30, 2025 and December 31, 2024

September 30, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	770,011	$62,337,415,997	$87,952,924,873

Total Investments – 100.02%			87,952,924,873
Liabilities in Excess of Other Assets – (0.02)%			(17,549,405)
Net Assets – 100.00%			$87,935,375,468

December 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	551,918	$37,372,942,571	$51,530,013,513

Total Investments – 100.02%			51,530,013,513
Liabilities in Excess of Other Assets – (0.02)%			(10,446,966)
Net Assets – 100.00%			$51,519,566,547

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2025

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

On  July 29, 2025, the SEC issued 19b-4 orders permitting in-kind creations and redemptions by authorized participants for the Trust. On  July 31, 2025, the amendment to the Trust’s registration statement on Form S-1 was declared effective. As a result of these regulatory actions, the Trust is authorized to create and redeem shares with authorized participants on an in-kind basis.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended September 30, 2025 and 2024:

Three Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	696,875	$53,376,118,281	$74,720,071,026	$—
Bitcoin purchased(a)	86,526	10,027,666,255	10,027,666,255	—
Bitcoin sold for the redemption of shares	(12,944)	(1,031,277,204)	(1,475,656,961)	444,379,757
Bitcoin sold to pay expenses	(446)	(35,091,335)	(50,019,045)	14,927,710
Net realized gain	—	—	459,307,467	—
Net change in unrealized appreciation/depreciation	—	—	4,271,556,131	—
Ending balance	770,011	$62,337,415,997	$87,952,924,873	$459,307,467

(a)	Includes Bitcoin purchased for Shares issued of $1,526,838,414.

Three Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	306,979	$17,749,065,590	$19,453,015,133	$—
Bitcoin purchased	60,053	3,796,560,491	3,796,560,491	—
Bitcoin sold for the redemption of shares	(391)	(22,898,817)	(22,812,387)	(86,430)
Bitcoin sold to pay expenses	(193)	(11,212,559)	(10,650,112)	(562,447)
Net realized loss	—	—	(648,877)	—
Net change in unrealized appreciation/depreciation	—	—	119,089,128	—
Ending balance	366,448	$21,511,514,705	$23,334,553,376	$(648,877)

The following tables summarize activity in bitcoin for the nine months ended September 30, 2025 and 2024:

Nine Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased(a)	277,414	29,274,422,450	29,274,422,450	—
Bitcoin sold for the redemption of shares	(58,162)	(4,224,068,823)	(5,547,231,539)	1,323,162,716
Bitcoin sold to pay expenses	(1,159)	(85,880,201)	(116,935,988)	31,055,787
Net realized gain	—	—	1,354,218,503	—
Net change in unrealized appreciation/depreciation	—	—	11,458,437,934	—
Ending balance	770,011	$62,337,415,997	$87,952,924,873	$1,354,218,503

(a)	Includes Bitcoin purchased for Shares issued of $1,526,838,414.

Nine Months Ended September 30, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	367,805	21,589,313,309	21,589,313,309	—
Bitcoin sold for the redemption of shares	(1,031)	(59,047,292)	(59,833,750)	786,458
Bitcoin sold to pay expenses	(326)	(18,751,312)	(19,643,995)	892,683
Net realized gain	—	—	1,679,141	—
Net change in unrealized appreciation/depreciation	—	—	1,823,038,671	—
Ending balance	366,448	$21,511,514,705	$23,334,553,376	$1,679,141

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the nine months ended September 30, 2025, the Sponsor’s fee was $125,025,817.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the nine months ended September 30, 2025, the amount waived was $178,082.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net asset value per Share, beginning of period	$60.89	$36.07	$53.09	$25.00

Net investment loss(a)	(0.04)	(0.02)	(0.11)	(0.06)
Net realized and unrealized gain(b)	3.98	0.18	11.85	11.29
Net increase in net assets from operations	3.94	0.16	11.74	11.23
Net asset value per Share, end of period	$64.83	$36.23	$64.83	$36.23

Total return, at net asset value(c)(d)	6.47%	0.44%	22.11%	37.80	%(e)(f)

Ratio to average net assets:
Net investment loss(g)	(0.25)%	(0.22)%	(0.25)%	(0.21)%
Total expenses(g)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(g)	0.25%	0.22%	0.25%	0.21%

(a)	Based on average Shares outstanding during the period.
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

At September 30, 2025, the value of the bitcoin held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2025

The Trust’s net asset value increased from $74,705,557,367 at June 30, 2025 to $87,935,375,468 at September 30, 2025, a 17.71% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 1,226,840,000 Shares at June 30, 2025 to 1,356,440,000 Shares at September 30, 2025, a consequence of 152,400,000 Shares (3,810 Baskets) being created and 22,800,000 Shares (570 Baskets) being redeemed during the quarter. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 6.53% from $107,221.67 at June 30, 2025 to $114,223.01 at September 30, 2025.

The 6.47% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $60.89 at June 30, 2025 to $64.83 at September 30, 2025 is directly related to the 6.53% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $53,295,322 for the quarter, or 0.06% of the Trust’s average weighted assets of $84,579,732,418 during the quarter.

The NAV of $69.44 on August 13, 2025 was the highest during the quarter, compared with a low during the quarter of $59.98 on July 1, 2025.

Net increase in net assets resulting from operations for the quarter ended September 30, 2025 was $4,677,568,276, resulting from a net realized gain of $14,927,710 from bitcoin sold to pay expenses, a net realized gain of $444,379,757 from bitcoin sold for the redemption of Shares and an unrealized gain on investment in bitcoin of $4,271,556,131, partially offset by a net investment loss of $53,295,322. Other than the Sponsor’s fee of $53,295,322, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2025

The Trust’s net asset value increased from $51,519,566,547 at December 31, 2024 to $87,935,375,468 at September 30, 2025, a 70.68% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 970,440,000 Shares at December 31, 2024 to 1,356,440,000 Shares at September 30, 2025, a consequence of 488,360,000 Shares (12,209 Baskets) being created and 102,360,000 Shares (2,559 Baskets) being redeemed during the period. The increase in the Trust’s net asset value also benefited from an increase in the price of bitcoin, which rose 22.34% from $93,365.36 at December 31, 2024 to $114,223.01 at September 30, 2025.

The 22.11% increase in the Financial Statement NAV from $53.09 at December 31, 2024 to $64.83 at September 30, 2025 is directly related to the 22.34% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the net Sponsor’s fee, which was $124,847,735 for the period, or 0.19% of the Trust’s average weighted assets of $66,864,423,998 during the period.

The NAV of $69.44 on August 13, 2025 was the highest during the period, compared with a low during the period of $43.60 on April 8, 2025.

Net increase in net assets resulting from operations for the nine months ended September 30, 2025 was $12,687,808,702, resulting from a net realized gain of $31,055,787 from bitcoin sold to pay expenses, a net realized gain of $1,323,162,716 from bitcoin sold for the redemption of Shares and an unrealized gain on investment in bitcoin of $11,458,437,934, partially offset by a net investment loss of $124,847,735. Other than the net Sponsor’s fee of $124,847,735, the Trust had no expenses during the period.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022. As of the date of this report, digital asset prices have continued to fluctuate in 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges.

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

The prices of some digital assets, including bitcoin, have fluctuated significantly following the election of Donald Trump as president of the United States. Many expect the new administration to facilitate a supportive regulatory approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity for blockchain technology and digital assets, thereby fostering their development in the U.S. Similarly, the digital asset industry expects favorable legislation from the new U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. There can be no assurance that market expectations around future activity by the administration or Congress will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide the expected level of regulatory clarity and support for blockchain technology and digital assets, could lead to a decline in digital asset prices, including bitcoin. Such a decline could cause a decline in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political dynamics and sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

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

Authorized Participants must be registered broker-dealers. Registered broker-dealers are subject to various requirements of the federal securities laws and rules, including financial responsibility rules such as the customer protection rule, the net capital rule and recordkeeping requirements. On May 15, 2025, the Division of Trading and Markets of the SEC and the Office of General Counsel of FINRA stated that broker-dealers are permitted to facilitate in-kind creations and redemptions in connection with spot crypto exchange-traded products; however, there has yet to be definitive regulatory guidance on the specific details of how registered broker-dealers can comply with SEC rules with regard to transacting in or holding spot bitcoin. Until further regulatory clarity emerges regarding whether registered broker-dealers can hold and deal in bitcoin under such rules, there is a risk that registered broker-dealers participating in the in-kind creation or redemption of Shares for bitcoin may be unable to demonstrate compliance with such requirements. While compliance with rules such as the customer protection rule, the net capital rule and recordkeeping requirements would be the broker-dealer’s responsibility, a national securities exchange is required to enforce compliance by its member broker-dealers with applicable federal securities laws and rules. Only certain Authorized Participants, at present, have the ability to also, through their affiliates, support in-kind creation and redemption activity. As of the date of this report, Jane Street Capital, LLC, Virtu Americas LLC, JP Morgan Securities LLC, and Marex Capital Markets Inc. have executed agreements that give them the ability to conduct creations and redemptions in-kind for bitcoin in addition to conducting creations and redemptions for cash.

Even with the recent approval of in-kind creations and redemptions, the Trust’s limited ability to facilitate in-kind creations and redemptions could result in the exchange-traded product arbitrage mechanism failing to function as efficiently as it otherwise would, leading to the potential for the Shares to trade at premiums or discounts to the NAV, and such premiums or discounts could be substantial. See “-The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of bitcoin and, as a result, the price of the Shares may fall or otherwise diverge from NAV.” Furthermore, if cash creations or redemptions are unavailable, either due to the Sponsor’s decision to reject or suspend such orders, the unavailability of Bitcoin Trading Counterparties or the Prime Execution Agent’s services, or otherwise, Authorized Participants will be limited in their ability to redeem or create Shares, in which case the arbitrage mechanism may not function as efficiently. This could result in impaired liquidity for the Shares, wider bid/ask spreads in secondary trading of the Shares and greater costs to investors and other market participants. In addition, the Trust’s limited ability to facilitate in-kind creations and redemptions, and resulting relative reliance on cash creations and redemptions, could cause the Sponsor to halt or suspend the creation or redemption of Shares during times of market volatility or turmoil, among other consequences.

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

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers, as demonstrated by the October 2025 Flash Crash. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin, or other events which could affect the price of bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “-Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

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

Moreover, in the event of an insolvency or bankruptcy of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance), given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in insolvency of these types of entities in the digital asset industry, there is a risk that customers’ assets - including the Trust’s assets - may be considered the property of the estate of the Prime Execution Agent (in the case of the Trading Balance) or the Bitcoin Custodian (in the case of the Vault Balance), and customers - including the Trust - may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

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

With respect to the Prime Execution Agent Agreement, there is a risk that the Trading Balance, in which the Trust’s bitcoin and cash is held in omnibus accounts by the Prime Execution Agent (in the latter case, as described below in “-Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets or could cause losses to the Trust”), could be considered part of the Prime Execution Agent’s bankruptcy estate in the event of the Prime Execution Agent’s bankruptcy. The Prime Execution Agent Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance.

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

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the CFTC, SEC or other regulators, what the nature of such additional authorities might be, how additional legislation and/or regulatory oversight might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and bitcoin held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

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

Law enforcement agencies have often relied on the transparency of blockchains to facilitate investigations. However, certain privacy-enhancing features have been, or are expected to be, introduced to a number of digital asset networks. If the Bitcoin network were to adopt any of these privacy-enhancing features, these features may provide law enforcement agencies with less visibility into transaction-level data. Europol, the European Union’s law enforcement agency, released a report in October 2017 noting the increased use of privacy-enhancing digital assets like Zcash and Monero in criminal activity on the internet. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer-to-peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published proposed rulemaking to apply the authorities in Section 311 of the USA PATRIOT Act to impose requirements on financial institutions that engage in CVC transactions with CVC mixers. The proposed rule, if adopted, would require covered financial institutions to report to FinCEN any CVC transactions they process that involves CVC mixing within or involving a jurisdiction outside the United States. The term “CVC mixing” covers more than just transactions that involve CVC mixers like Tornado Cash, and seemingly could cover a broader range of conduct involving technologies, services, or methods that have the effect of obfuscating the source, destination, or amount of a CVC transaction, whether or not the obfuscation was intentional. If the rule were to be adopted as proposed and if the Bitcoin blockchain were to be deemed to or were to adopt features which come within the rule’s ambit, it could cause covered financial institutions - such as many digital asset platforms, or the Trust’s service providers, such as the Prime Execution Agent or the Cash Custodian - to reduce support for or cease offering services for bitcoin or to the Trust, which could impair the utility of bitcoin, the value of the Shares and the Trust’s ability to operate in compliance with new laws and regulations.

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

If regulators subject the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties to regulation as a money services business or money transmitter, this could result in extraordinary expenses to the Trust, the Trustee, the Sponsor or the Bitcoin Trading Counterparties and also result in decreased liquidity for the Shares.

To the extent that the activities of the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties cause it to be deemed an MSB under the regulations promulgated by FinCEN, the Trust, the Trustee, the Sponsor, Authorized Participants or the Bitcoin Trading Counterparties may be required to comply with FinCEN regulations, make certain reports to FinCEN and maintain certain records. Similarly, the activities of the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties may require it to be licensed as a money transmitter or as a digital asset business, such as under the New York State Department of Financial Services’ BitLicense regulation.

Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Authorized Participants or the Bitcoin Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Bitcoin Trading Counterparty may also instead decide to terminate its role as an Bitcoin Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Additionally, to the extent the Trust, the Trustee, the Sponsor, Authorized Participants, or Bitcoin Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor, Authorized Participants or the Bitcoin Trading Counterparties and have a material adverse effect on the price of the Shares. Although Bitcoin Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Bitcoin Trading Counterparty Agreements, if such representations prove inaccurate, such Bitcoin Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in ether transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Coinbase serves as the Bitcoin Custodian and the prime execution agent for several competing exchange-traded Bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Execution Agent and the Bitcoin Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also one of the largest crypto asset custodian in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the Bitcoin Custodian and prime execution agent for several competing exchange-traded bitcoin products, as well as other companies in the digital asset industry, such as digital asset treasury companies. Similarly, the Additional Bitcoin Custodian serves as the custodian for several competing exchange-traded bitcoin products and other companies in the digital assets industry. Therefore, Coinbase and Anchorage have a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem and the digital assets industry generally, and their size and market share creates the risk that they may fail to properly resource its operations to adequately support all such products that use their services that could harm the Trust, the Shareholders and the value of the Shares. If the Bitcoin Custodian or Additional Bitcoin Custodian were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected – for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks – which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset, or losses. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Bitcoin Custodian, the Additional Bitcoin Custodian, the Prime Execution Agent, Authorized Participants, Bitcoin Trading Counterparties, or other service providers to the Trust could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes, or (in the case of the Prime Execution Agent or the Bitcoin Custodian or Additional Bitcoin Custodian) resulting in a loss of funds, such as (in the event of a large scale system failure or cybersecurity breach) by exhausting available insurance funds.

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

The Trust will not hold or trade in commodity interests (as currently defined) regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. However, Congress is currently considering legislation, such as the Digital Asset Market Clarity Act of 2025 (CLARITY Act), which could give the CFTC greater powers to regulate the spot digital asset market. It is possible that, if legislation is passed, it could require the Trust or the Sponsor, or service providers to the Trust, such as the Prime Execution Agent, Authorized Participants, or Bitcoin Trading Counterparties, among others, to register with the CFTC. Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Prime Execution Agent, Authorized Participants or Bitcoin Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Prime Execution Agent, Authorized Participants or the Bitcoin Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Bitcoin Trading Counterparty may also instead decide to terminate its role as a Bitcoin Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.

The Bitcoin network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of bitcoin adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Bitcoin network, with one group running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of bitcoin running in parallel on separate networks using separate blockchain ledgers yet lacking interchangeability. For example, in August 2017, bitcoin “forked” into bitcoin and a new digital asset, Bitcoin Cash, as a result of a several-year dispute over how to increase the rate of transactions that the Bitcoin network can process. There have been other contentious disputes over changes to the Bitcoin network’s source code, though these have not led to hard forks. For example, the predominant software implementation used to access the Bitcoin network is Bitcoin Core. The October 2025 release of the updated Bitcoin Core client (version 30) removed a long-standing limit on the inclusion of non-transaction-related data in blocks, the effect of which is to permit larger amounts of arbitrary data to be embedded in transactions. This change has prompted debate within the bitcoin community. Because the change is backwards-compatible, rather than a hard fork, certain previous versions of the Bitcoin Core client remain operable, and it remains interoperable with other clients, such as Bitcoin Knots. Some participants have expressed concerns that such changes could facilitate the inclusion of illegal or non-transaction-related content on the Bitcoin blockchain or could introduce new or unknown software vulnerabilities. In response, certain miners and users have reportedly adopted alternative client software implementations to access the Bitcoin network, such as Bitcoin Knots. There is a risk that unresolved divisions could lead to community fragmentation which, if they grew sufficiently severe and were not resolved, eventually a future Bitcoin network hard fork could occur, which may adversely affect the security or stability of the Bitcoin network (such as if miners leave the original Bitcoin network for the forked network), reduce or impede the adoption of bitcoin overall, or cause bitcoin or the Shares to lose value.

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

A hard fork may adversely affect the price of bitcoin at the time of announcement or adoption or, subsequently. For example, the announcement of a hard fork could lead to increased demand for the prefork digital asset, in anticipation that ownership of the prefork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the prefork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

As another example of the effects of hard forks on digital assets, on September 15, 2022, the Ethereum Network completed its Merge, moving from a proof-of-work model to a proof-of-stake model. Ethereum proof-of-work miners who disagreed with the new consensus mechanism forked the network which resulted in the Ethereum proof-of-work network. Ethereum proof-of-work network was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to proof-of-stake. The vast majority of token holder votes preferred the new proof-of-stake consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped Ethereum proof-of-work network tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the Ethereum proof-of-work network token almost immediately lost most of its value.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 22,800,000 Shares (570 Baskets) were redeemed during the quarter ended September 30, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/25 to 07/31/25	—	$—
08/01/25 to 08/31/25	16,320,000	65.0721
09/01/25 to 09/30/25	6,480,000	63.8616
Total	22,800,000	$64.7280

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
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 5, 2025

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 5, 2025

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.