Form 10-K
period 2025-12-31
iShares Bitcoin Trust ETF
filed 2026-02-27
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2025, the aggregate market value of the shares held by non-affiliates was approximately $74,190,144,855. The calculation of the number of shares held by non-affiliates assumes that all shares held by funds or accounts for which BlackRock or its affiliates provides management or advisory services (whether discretionary or non-discretionary) are shares held by affiliates.

As of January 30, 2026, the Registrant had 1,352,920,000 Shares outstanding.

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

Risk Factors Related to the Digital Asset Markets

●	The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

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

●

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.

●

If the Custodian Agreement, Prime Execution Agent Agreement, an Authorized Participant Agreement or Bitcoin Trading Counterparty Agreement (each defined below) is terminated or the Bitcoin Custodian, Coinbase, Inc. (the “Prime Execution Agent”), an Authorized Participant or a designated third party who is not a registered broker-dealer and transact in bitcoin pursuant to written agreement with the Trust (a “Bitcoin Trading Counterparty”) fails to provide services as required, the Trustee may need to find and appoint a replacement custodian, execution agent, authorized participant or bitcoin trading counterparty, which could pose a challenge to the safekeeping of the Trust’s bitcoin, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

●

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets, or could cause losses to the Trust.

Risk Factors Related to the Regulation of the Trust and the Shares

●

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoin, mining activity, digital wallets, the provision of services related to trading and providing custody services for bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.

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

●	The treatment of digital assets for U.S. federal, state and local income tax purposes is uncertain.

PART I

Item 1. Business.

Summary

The iShares Bitcoin Trust ETF (the “Trust”) was formed as a Delaware statutory trust on June 8, 2023. The Trust is governed by the provisions of the Third Amended and Restated Trust Agreement (the “Trust Agreement”) executed by iShares Delaware Trust Sponsor LLC, as sponsor (the “Sponsor”), BlackRock Fund Advisors, as trustee (the “Trustee”), and Wilmington Trust, National Association, as Delaware trustee (the “Delaware Trustee”), dated as of June 27, 2025.

The purpose of the Trust is to own bitcoin purchased by the Trust in exchange for the shares issued by the Trust (the “Shares”). Each Share represents a fractional undivided beneficial interest in the net assets of the Trust. The owners of the beneficial interests in the Shares are the “Shareholders.” The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust. The Sponsor and the Trustee are consolidated subsidiaries of BlackRock, Inc. (“BlackRock”). Coinbase Custody Trust Company, LLC serves as the custodian for the Trust’s bitcoin holdings (the “Bitcoin Custodian”); Anchorage Digital Bank N.A. serves as an additional available custodian for the Trust’s bitcoin holdings (the “Additional Bitcoin Custodian”); Coinbase, Inc. (“Coinbase Inc.” or the “Prime Execution Agent”), an affiliate of the Bitcoin Custodian, serves as the Trust’s prime execution agent; and The Bank of New York Mellon serves as the custodian for the Trust’s cash holdings (the "Cash Custodian”) and as the administrator of the Trust (the “Trust Administrator”). The Bitcoin Custodian, the Additional Bitcoin Custodian, and the Cash Custodian are collectively referred to as the “Custodians.”

The Trust’s net asset value increased from $51,519,566,547 at December 31, 2024 to $67,401,155,244 at December 31, 2025, the Trust’s fiscal year end. Outstanding Shares of the Trust increased from 970,440,000 Shares at December 31, 2024 to 1,358,680,000 Shares outstanding at December 31, 2025.

The activities of the Trust are limited to (1) issuing blocks of 40,000 Shares (a “Basket”) in exchange for the cash deposited with the Cash Custodian as consideration, (2) selling or delivering bitcoin, as necessary to cover the remuneration due to the Sponsor (the “Sponsor’s Fee”), Trust expenses not assumed by the Sponsor and other liabilities and (3) buying and selling bitcoin through the designated third parties who are not registered broker-dealers and transact in bitcoin pursuant to written agreements with the Trust (each, a “Bitcoin Trading Counterparty” and each written agreement, a “Bitcoin Trading Counterparty Agreement”) or the Prime Execution Agent, as applicable, in exchange for Baskets in connection with creation and redemption.

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

The Shares are backed by the assets of the Trust. The Bitcoin Custodian keeps custody of all of the Trust’s bitcoin, other than that which is maintained in a trading account (the “Trading Balance”) with the Prime Execution Agent, in accounts that are required to be segregated from the assets held by the Bitcoin Custodian as principal and the assets of its other customers (the “Vault Balance”). The Bitcoin Custodian keeps all of the private keys associated with the Trust’s bitcoin in the Vault Balance. The hardware, software, systems, and procedures of the Bitcoin Custodian may not be available or cost-effective for many investors to access directly. The Trust’s bitcoin holdings and cash holdings from time to time may be held with the Prime Execution Agent, an affiliate of the Bitcoin Custodian, in the Trading Balance, in connection with creations and redemptions of Baskets, the sale of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, and in extraordinary circumstances, in connection with the liquidation of the Trust’s bitcoin. These periodic holdings held in the Trading Balance with the Prime Execution Agent represent an omnibus claim on the Prime Execution Agent’s bitcoin (and cash) held on behalf of clients; these bitcoin holdings exist across a combination of omnibus hot wallets, omnibus cold wallets or in accounts in the Prime Execution Agent’s name on a trading venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell bitcoin on behalf of clients.

As convenient and easy to handle as any other investment in shares.

Investors may purchase and sell Shares through traditional securities brokerage accounts, and can avoid the complexities of handling bitcoin directly (e.g., managing wallets and public and private keys themselves, or interfacing with a trading platform), which some investors may not prefer or may find unfamiliar.

Listed.

The Shares are listed and traded on The Nasdaq Stock Market LLC (“NASDAQ”) under the ticker symbol “IBIT.”

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded bitcoin products. There can be no assurance that the Trust will achieve market acceptance and scale due to competition.

Secondary Market Trading

While the Trust seeks to reflect generally the performance of the price of bitcoin before the payment of the Trust’s expenses and liabilities, Shares may trade at, above or below their NAV. The NAV will fluctuate with changes in the market value of the Trust’s assets. The trading prices of Shares will fluctuate in accordance with changes in their NAV as well as market supply and demand. The amount of the discount or premium in the trading price relative to the NAV may be influenced by non-concurrent trading hours between the major bitcoin markets and NASDAQ. While the Shares will trade on NASDAQ until 4:00 p.m. Eastern Time Zone (“ET”), liquidity in the market for bitcoin may be reduced, negatively affecting the trading volume; alternatively, developments in bitcoin markets (which operate around the clock), including price volatility, declines in trading volumes, and the closing of bitcoin trading platforms due to fraud, failures, security breaches or otherwise that occur outside of NASDAQ trading hours will not be reflected in trading prices of the Shares until trading on the NASDAQ opens. As a result, during this time, trading spreads, and the resulting premium or discount, on Shares may widen. However, the Sponsor believes that the Basket size of 40,000 Shares will enable registered broker-dealers who have entered into written agreements with the Sponsor and the Trustee (each, an “Authorized Participant” and each written agreement, an “Authorized Participant Agreement”) and Bitcoin Trading Counterparties to manage inventory and facilitate an effective arbitrage mechanism for the Trust. The Sponsor believes that the arbitrage opportunities may provide a mechanism to mitigate the effect of such premium or discount.

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

The Bitcoin Custodian and Additional Bitcoin Custodian

The Bitcoin Custodian for the Trust’s bitcoin holdings is Coinbase Custody Trust Company, LLC, and the Additional Bitcoin Custodian for the Trust’s bitcoin holdings is Anchorage Digital Bank N.A. The Trust has entered into the Custodian Agreement with the Bitcoin Custodian and the Anchorage Custodian Agreement with the Additional Bitcoin Custodian. The Sponsor may, in its sole discretion, add or terminate bitcoin custodians. The Sponsor may, in its sole discretion, change the custodian for the Trust’s bitcoin holdings, but it will have no obligation whatsoever to do so or to seek any particular terms for the Trust from other such custodians.

Coinbase Custody - The Bitcoin Custodian

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

Cold storage of private keys may involve keeping such keys on a non-networked computer or electronic device or storing the public key and private keys on a storage device or printed medium and deleting the keys from all computers. The Bitcoin Custodian may receive deposits of bitcoin but may not send bitcoin without use of the corresponding private keys. Such private keys are stored in cold storage facilities within the United States and Europe, the exact locations of which are not disclosed for security reasons. A limited number of employees at the Bitcoin Custodian are involved in private key management operations, and the Bitcoin Custodian has represented that no single individual has access to full private keys. The Bitcoin Custodian’s internal audit team performs periodic internal audits over custody operations, and the Bitcoin Custodian has represented that Systems and Organizational Control (“SOC”) attestations covering private key management controls are also performed on the Bitcoin Custodian by an external provider.

Coinbase Global Inc. (“Coinbase Global”), the parent company of the Bitcoin Custodian, the Prime Broker and the Trade Credit Lender (“Coinbase Global”) maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and its subsidiaries, referred to as the “Coinbase Insureds,” including losses arising from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or the Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

In the event of a fork, the Custodian Agreement provides that the Bitcoin Custodian may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Bitcoin Custodian shall use commercially reasonable efforts to avoid ceasing to support both branches of such forked protocol and will support, at a minimum, the original digital asset. The Custodian Agreement provides that, other than as set forth therein, and provided that the Bitcoin Custodian shall make commercially reasonable efforts to assist the Trust to retrieve and/or obtain any assets related to a fork, airdrop or similar event the Bitcoin Custodian shall have no liability, obligation or responsibility whatsoever arising out of or relating to the operation of the underlying software protocols relating to the Bitcoin blockchain and any digital asset network, including the Bitcoin peer-to-peer network (the “Bitcoin network”) or an unsupported branch of a forked protocol and, accordingly, the Trust acknowledges and assumes the risk of the same. The Custodian Agreement further provides that, unless specifically communicated by the Bitcoin Custodian and its affiliates through a written public statement on the Coinbase website, the Bitcoin Custodian does not support airdrops, metacoins, colored coins, side chains, or other derivative, enhanced or forked protocols, tokens or coins, which supplement or interact with bitcoin. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset. Furthermore, the Bitcoin Custodian has no authority, pursuant to the Custodian Agreement or otherwise, to exercise, obtain or hold, as the case may be, any such abandoned Incidental Right or IR Digital Asset on behalf of the Trust or to transfer any such abandoned Incidental Right or IR Digital Asset to the Trust if the Trust terminates its custodial arrangement with the Custodian. For more information on the Trust’s and Sponsor’s policies on forked or airdropped assets, see Item 1A. “Risk Factors—A temporary or permanent “fork” could adversely affect the value of the Shares. In addition, Shareholders will not receive the benefits of any Incidental Rights and any IR Digital Asset, including any forked or airdropped assets.” Neither the Bitcoin Custodian nor any other Coinbase entity is permitted to withdraw the Trust’s bitcoin from the Trust’s Vault Balance, or loan, hypothecate, pledge or otherwise encumber the Trust’s bitcoin, without the consent of the Trust. The Vault Balance is subject to a lien to secure outstanding trade credits (“Trade Credits”) in favor of Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”).

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

Anchorage - The Additional Bitcoin Custodian

The Additional Bitcoin Custodian is Anchorage Digital Bank N.A., a national trust bank regulated by the Office of the Comptroller of the Currency (the “OCC”). As of the date of this prospectus, the Sponsor has no plans to move any of the Trust’s bitcoin to the Additional Bitcoin Custodian, though such plans are subject to ongoing review. If the Sponsor chooses to utilize the Additional Bitcoin Custodian in the future, the Additional Bitcoin Custodian will receive bitcoin for storage in the Trust’s account at the Additional Bitcoin Custodian by generating private keys and their public key pairs, with the Additional Bitcoin Custodian retaining custody of such private keys. Upon receipt, the Additional Bitcoin Custodian would keep custody of all of the Trust’s bitcoin that it holds in segregated accounts (“Anchorage Vault Balance”). Trust assets held in the Anchorage Vault Balance would be held in segregated wallets and would not be commingled with the Additional Bitcoin Custodian’s or its affiliates’ assets, or the assets of the Additional Bitcoin Custodian’s other customers. The Anchorage Vault Balance would be held at the Bitcoin blockchain addresses at which only the Trust’s assets are held.

Anchor Labs maintains crime insurance coverage for a minimum limit of $100 million, which is intended to cover the loss of Trust assets held by the Anchor Labs Insureds, including from dishonest or fraudulent acts committed by the Anchor Labs Insureds’ employees, their agents and subcontractors; forgery and alteration; computer crime; wire transfer coverage; physical damage or theft of private key data; social engineering coverage; and security breaches or hacking. The insurance maintained by Anchor Labs may be shared among Anchor Labs Insureds’ other customers, is not necessarily exclusive to the Trust or to customers holding bitcoin with Anchorage and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Anchor Labs’ insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Anchorage Labs Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Anchorage may be substantially lower than the assets of the Trust. While Anchorage maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that Anchorage will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance program does not cover, insure or guarantee the performance of the Trust.

In the event of a fork, the Anchorage Custodian Agreement provides that the Additional Bitcoin Custodian may temporarily suspend services, and may, in its sole discretion, determine whether or not to support (or cease supporting) either branch of the forked protocol entirely, provided that the Additional Bitcoin Custodian would use commercially reasonable efforts to timely select, in its sole discretion, at least one branch of such forked protocol to support. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. The Trust has no right to receive any Incidental Right or IR Digital Asset.

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Bitcoin Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Bitcoin Custodian’s liability exceed the value of the cash or affected bitcoin giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Bitcoin Custodian, in no event will the Additional Bitcoin Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to Anchorage in the 12-month period prior to the event giving rise to such liability.

Under the Anchorage Custodian Agreement, Anchorage Mutually Capped Liabilities means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any bitcoin lost ), which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third-party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, and rights in inventions (including applications for, and registrations, extensions, renewals, and re-issuances of the foregoing).

With respect to claims and losses related to a withdrawal or transfer of digital assets, the value of such digital assets would be determined by reference to the Benchmark Valuation (defined as the CME CF Bitcoin Reference Rate New York) on the date delivery of such digital assets in connection with such withdrawal or transfer is due in accordance with the terms of the Anchorage Custodian Agreement. In respect of any incidental, indirect, special, punitive, consequential or similar losses, the Additional Bitcoin Custodian is not liable, even if the Additional Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof. The Additional Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Additional Bitcoin Custodian.

The Additional Bitcoin Custodian may elect not to renew the Anchorage Custodian Agreement by providing written notice of cancellation and non-renewal no less than one hundred eighty (180) days prior to the expiration of the term or may terminate the Anchorage Custodian Agreement immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Anchorage Custodian Agreement and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent.

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

Within the Trust’s Trading Balance, the Prime Execution Agent Agreement provides that the Trust does not have an identifiable claim to any particular bitcoin (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the bitcoin (and cash) the Prime Execution Agent holds on behalf of customers who hold similar entitlements against the Prime Execution Agent. In this way, the Trust’s Trading Balance represents an omnibus claim on the Prime Execution Agent’s bitcoin (and cash) held on behalf of the Prime Execution Agent’s customers. There are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. However, bitcoin is only moved into the Trading Balance in connection with and to the extent of purchases and sales of bitcoin by the Trust and such bitcoin is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process. The Trust’s use of Trade Credits and order cutoffs are also designed to limit the amount of time that any of the Trust’s bitcoin is held in the Trust’s Trading Balance.

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

To the extent the Trust sells bitcoin through the Prime Execution Agent, the Trust’s orders will be executed at a venue (including third-party venues and the Prime Execution Agent’s own execution venue) where the Prime Execution Agent executes orders to buy and sell bitcoin on behalf of the Trust (each, a “Connected Trading Venue”) that has been approved in accordance with the Prime Execution Agent’s due diligence and risk assessment process. The Prime Execution Agent has represented that its due diligence on Connected Trading Venues includes reviews conducted by its legal, compliance, security, privacy, finance and credit-risk teams, The Connected Trading Venues, which are subject to change from time to time, currently include Bitstamp, LMAX, Kraken, the platform operated by the Prime Execution Agent, as well as four additional non-bank market makers (“NBMMs”). The Prime Execution Agent has represented to the Trust that it is unable to name the NBMMs due to confidentiality restrictions.

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

Coinbase Global maintains a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Prime Execution Agent, including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by the Coinbase Insureds is shared among all of Coinbase’s customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or the Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses.

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

The Prime Execution Agent is permitted to suspend or terminate the Prime Execution Agent Agreement under certain circumstances. The Prime Execution Agent, for itself or as agent for the Bitcoin Custodian and Trade Credit Lender, may not terminate the Prime Execution Agent Agreement (including the Custodian Agreement) or suspend, restrict, terminate or modify the Prime Execution Agent Services (as defined below) on less than 180 days’ notice, except in the event of (i) a Change in Law (defined below) or (ii) a Cause (as defined below) event. The Prime Execution Agent Agreement defines “Prime Execution Agent Services” as (i) the custody of the Trust’s bitcoin in its Vault Balance, the processing of deposits and withdrawals and other custody transactions, (ii) access to the Prime Execution Agent’s trading platform and the execution and settlement of all orders for the sale of bitcoin submitted by the Trust, and (iii) the extension of credit to the Trust by the Trade Credit Lender pursuant to the Trade Financing Agreement.

The Prime Execution Agent Agreement defines a “Change in Law” as any change in or adoption of any applicable law, rule, or regulation which, in the reasonable opinion of counsel to the Prime Execution Agent would prohibit or materially impede some or all of the arrangement contemplated by the Prime Execution Agent Agreement. Upon the occurrence of a Change in Law, the parties will negotiate to agree on modifications to the Prime Execution Agent Agreement or the Prime Execution Agent Services that would enable compliance with such Change in Law or, in the case of a material impediment, reduce the impact to the parties of such Change in Law and the “Coinbase Entities” (defined in the Prime Execution Agent Agreement as the Prime Execution Agent, Bitcoin Custodian, and Trade Credit Lender) shall continue to provide the Prime Execution Agent Services unless prohibited from doing so by the Change in Law. If the parties cannot agree on modifications within 30 days following notice from the Prime Execution Agent or if the Change in Law requires that Coinbase immediately ceases providing any Prime Execution Agent Services, the Prime Execution Agent may, upon written notice, suspend, restrict or terminate the Prime Execution Agent Services solely to the extent necessary to account for the Change in Law, provided that any such suspension, restriction, termination or modification is narrowly tailored and, to the extent not prohibited by the Change in Law, the Coinbase Entities will continue to provide, at a minimum, the Transition Services (as defined below) following any Change in Law.

Upon the occurrence and continuation of a Cause (as defined below) event, and after giving effect to any notice requirement and cure period that may apply, the Prime Execution Agent may in its reasonable discretion, terminate the Prime Execution Agent Agreement and accelerate the Trust’s obligations, and/or take certain other actions. The Prime Execution Agent Agreement defines “Cause” to mean, (i) a material breach of the Prime Execution Agent Agreement (other than the Custodian Agreement) which is uncured for 10 days; (ii) a material breach of the Custodian Agreement which is uncured for 30 days; (iii) a Bankruptcy Event (as defined below); and (iv) the failure by the Trust to repay Trade Credits by the applicable deadline specified in the Trade Financing Agreement which, in the event the failure results solely from an error or omission of an administrative or operational nature, remains uncured for a period of one business day.

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

“Bankruptcy Event” is defined in the Prime Execution Agent Agreement to mean the party is (i) dissolved (other than pursuant to a consolidation, amalgamation or merger); (ii) becomes insolvent or is unable to pay its debts or fails or admits in writing its inability generally to pay its debts as they become due; (iii) makes a general assignment, arrangement or composition with or for the benefit of its creditors; (iv) institutes or has instituted against it a proceeding seeking a judgment of insolvency or bankruptcy or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or a petition is presented for its winding-up or liquidation, and in the case of any such proceeding or petition instituted or presented against it, such proceeding or petition (I) results in a judgment of insolvency or bankruptcy or the entry of an order for relief or the making of an order for its winding‑up or liquidation or (II) is not dismissed, discharged, stayed or restrained in each case within 30 days of the institution or presentation thereof; (v) has a resolution passed for its winding‑up, official management or liquidation (other than pursuant to a consolidation, amalgamation or merger); (vi) seeks or becomes subject to the appointment of an administrator, provisional liquidator, conservator, receiver, trustee, custodian or other similar official for it or for all or substantially all its assets; (vii) has a secured party take possession of all or substantially all its assets or has a distress, execution, attachment, sequestration or other legal process levied, enforced or sued on or against all or substantially all its assets and such secured party maintains possession, or any such process is not dismissed, discharged, stayed or restrained, in each case within 30 days thereafter; (viii) causes or is subject to any event with respect to it which, under the applicable laws of any jurisdiction, has an analogous effect to any of the events specified in clauses (i) to (vii) (inclusive); or (ix) takes any action in furtherance of, or indicating its consent to, approval of, or acquiescence in, any of the foregoing acts.

The Trust may terminate the Prime Execution Agent Agreement, including the Custodian Agreement, in whole or in part for any reason upon 30 days’ notice to the Prime Execution Agent, for itself or as agent on behalf of the Bitcoin Custodian or Trade Credit Lender, or upon a Coinbase Termination Event. The Prime Execution Agent Agreement defines a “Coinbase Termination Event” to mean the occurrence and continuance of (i) a Bankruptcy Event with respect to any Coinbase Entity, (ii) the failure of any Coinbase Entity to sell or withdraw or transfer the Trust’s bitcoin in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within two business days following the Trust providing written notice to the relevant Coinbase Entity (“CB Return Cure”); provided, however, that (A) if, prior to the expiration of the CB Return Cure, the Prime Execution Agent transfers cash to the Trust in an amount equal to the value of the bitcoin based on the Benchmark Valuation as of the time that the request to sell, transfer or withdraw was originally made by the Trust (the “BTC Cash Value”) or if the Prime Execution Agent delivers cash collateral to an account designated by the Trust and in which the Trust has a perfected, first priority security interest and in an amount equal to the BTC Cash Value until the relevant bitcoin is sold, withdrawn or transferred or the Trust elects to receive such amount in cash in lieu of the Prime Execution Agent’s obligation to sell, withdraw or transfer the relevant bitcoin, in each cash, such failure will be deemed cured; provided, further that, the Trust shall have the right to choose whether to receive the BTC Cash Value in lieu of the relevant bitcoin or receive the BTC Cash Value as cash collateral, or (B) if such failure is due to a technology or security issue where, in the commercially reasonable opinion of the Prime Execution Agent, returning the relevant bitcoin would result in material risk to the Trust or the Prime Execution Agent or may result in the relevant bitcoin being lost or otherwise not successfully returned and the Prime Execution Agent promptly notifies the Trust promptly upon Client’s notice of such failure, (1) the Trust may request that the Prime Execution Agent still sell, withdraw or transfer the bitcoin, but the Prime Execution Agent will have no liability with respect to any such sell, withdrawal or transfer (unless the Prime Execution Agent or any of the Coinbase Entities act with negligence unrelated to such technology or security issue) and any failure to withdraw or transfer shall not result in a Coinbase Termination Event if the Trust does not receive the withdrawn or transferred bitcoin or the proceeds of any such sale due to such technology or security issue, or (2) if the Trust does not elect to have the Prime Execution Agent still make the sale, withdrawal or transfer, a Coinbase Termination Event shall not occur while the relevant security or technology event is occurring and continuing, (iii) the failure of any Coinbase Entity to withdraw or transfer cash to the Trust in accordance with the Trust’s instructions within the time periods set forth in the Prime Execution Agent Agreement and such failure is not cured within one business day following the Trust providing written notice to the relevant Coinbase Entity, (iv) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Prime Execution Agent Agreement (other than the provisions of the Custodian Agreement) and such breach remains uncured for a period of 10 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent; or (v) a Coinbase Entity intentionally or willfully, materially breaches any provision of the Custodian Agreement and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by the Trust to the Prime Execution Agent.

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

Neither the Prime Execution Agent nor any other Coinbase entity is permitted to withdraw the Trust’s bitcoin from the Trust’s Vault Balance, or loan, hypothecate, pledge or otherwise encumber the Trust’s bitcoin, without the consent of the Trust. The Trading Balance is subject to a lien to secure outstanding Trade Credits in favor of the Trade Credit Lender discussed below.

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

The Trust’s bitcoin holdings are maintained with the Bitcoin Custodian rather than the Prime Execution Agent, except in the limited circumstances of bitcoin that is held temporarily in the Trading Balance for purchases and sales of bitcoin in connection with cash creation and cash redemption Basket settlement, or the payment of Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable. In connection with a redemption order or to pay the Sponsor’s Fee and expenses not assumed by the Sponsor, the Trust will first borrow bitcoin from the Trade Credit Lender using the Trade Financing Agreement, and then sell the borrowed bitcoin. In connection with a purchase order, the Trust will first borrow cash from the Trade Credit Lender using the Trade Financing Agreement, and then purchase bitcoin. The purpose of borrowing the bitcoin or cash used in connection with cash creation and redemption or to pay these fees and expenses from the Trade Credit Lender is to lock in the bitcoin price on the trade date or the payment date, as applicable, rather than waiting for the funds associated with the creation to be transferred by the Cash Custodian to the Prime Execution Agent prior to purchasing the bitcoin or for the bitcoin held in the Vault Balance to be transferred to a Trading Balance prior to selling the bitcoin (a process which may take up to 24 hours, or longer if the Bitcoin blockchain is experiencing delays in transaction confirmation, or if there are other delays).

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

In addition, to the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, deviate significantly from the Index (defined below) price used to determine the NAV of the Trust, the Shareholders may be negatively impacted.

Valuation of Bitcoin; The CF Benchmarks Index

In determining the net asset value of the Trust, the Trust Administrator values the bitcoin held by the Trust based on an index (the “Index”), unless the Sponsor in its sole discretion determines that the Index is unreliable. The methodology used to calculate the Index price to value bitcoin in determining the net asset value of the Trust may not be deemed consistent with U.S. GAAP.  On each day other than a Saturday or a Sunday or a day on which NASDAQ is closed for regular trading (a “Business Day”), as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CME CF Bitcoin Reference Rate – New York Variant for the Bitcoin – U.S. Dollar trading pair (the “CF Benchmarks Index”) and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading. The CF Benchmarks Index constitutes the Index, unless the CF Benchmarks Index is not available or the Sponsor in its sole discretion determines the CF Benchmarks Index is unreliable as the Index and therefore determines not to use the CF Benchmarks Index as the Index.

CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK Benchmark Regulations (“BMR”). The administrator of the CF Benchmarks Index is CF Benchmarks Ltd. (the “Index Administrator”) a UK incorporated company, authorized and regulated by the Financial Conduct Authority (“FCA”) of the UK as a Benchmark Administrator, under the UK BMR.

The CF Benchmarks Index was created to facilitate financial products based on bitcoin. It serves as a once-a-day benchmark rate of the U.S. dollar price of bitcoin (USD/BTC), calculated as of 4:00 p.m. ET. The CF Benchmarks Index aggregates the trade flow of several bitcoin platforms, during an observation window between 3:00 p.m. and 4:00 p.m. ET into the U.S. dollar price of one bitcoin at 4:00 p.m. ET. Specifically, the CF Benchmarks Index is calculated based on the “Relevant Transactions” (as defined below) of all of its constituent bitcoin platforms, which are currently Bitstamp, Coinbase, itBit, Kraken, Gemini, LMAX Digital, Crypto.com, and Bullish (the “Constituent Platforms”), as follows:

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

●	The Index Administrator’s Bitcoin Reference Rate (“BRR”) is then determined by the equally-weighted average of the volume medians of all partitions.

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

The Trust may incur certain extraordinary, non-recurring expenses that are not assumed by the Sponsor, including but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Bitcoin network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders, any indemnification of the Cash Custodian, the Bitcoin Custodian, the Additional Bitcoin Custodian, the Prime Execution Agent, the Trust Administrator, or other agents, service providers or counterparties of the Trust, and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Because the Trust does not have any income, it will need to sell bitcoin to cover the Sponsor’s Fee and expenses not assumed by the Sponsor, if any. Trust expenses not assumed by the Sponsor and not included in trade execution costs paid by the Trust shall accrue daily and be payable by the Trust to the Sponsor at least quarterly in arrears. The Trust may also be subject to other liabilities (for example, as a result of litigation) that have also not been assumed by the Sponsor. The only source of funds to cover those liabilities will be sales of bitcoin held by the Trust. Even if there are no expenses other than those assumed by the Sponsor, and there are no other liabilities of the Trust, the Trust will still need to sell bitcoin to pay the Sponsor’s Fee. The result of these sales is a decrease in the amount of bitcoin represented by each Share.

To cover the Sponsor’s Fee and expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to convert bitcoin into U.S. dollars at the price available through the Prime Execution Agent’s Coinbase Prime service (less applicable trading fees) through the Trading Platform which the Sponsor is able to obtain using commercially reasonable efforts. The number of bitcoin represented by a Share will decline each time the Trust pays the Sponsor’s Fee or any Trust expenses not assumed by the Sponsor by transferring or selling bitcoin. The Trust cannot reinvest any cash received from such sales into bitcoin, and must use that cash to pay the Sponsor’s Fee and/or other Trust expenses not assumed by the Sponsor, and/or distribute any excess cash to investors.

The quantity of bitcoin to be sold to permit payment of the Sponsor’s Fee or Trust expenses not assumed by the Sponsor, will vary from time to time depending on the level of the Trust’s expenses and the value of bitcoin held by the Trust. Assuming that the Trust is a grantor trust for U.S. federal income tax purposes, each delivery or sale of bitcoin by the Trust for the payment of expenses generally will be a taxable event to Shareholders. See “U.S. Federal Income Tax Consequences.”

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

The Trust will engage in bitcoin transactions for converting cash into bitcoin (in association with purchase orders) and bitcoin into cash (in association with redemption orders). The Trust will conduct its bitcoin purchase and sale transactions by, in its sole discretion, choosing to trade directly with Bitcoin Trading Counterparties or choosing to trade through the Prime Execution Agent through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement. As of the date of this report, the Bitcoin Trading Counterparties are Cumberland DRW LLC, Flow Traders B.V., JSCT, LLC, Virtu Financial Singapore Pte. Ltd. and Galaxy Digital Trading Cayman, LLC. JSCT, LLC is an affiliate of Jane Street Capital LLC and Virtu Financial Singapore Pte. Ltd. is an affiliate of Virtu Americas LLC. Each of Jane Street Capital LLC and Virtu Americas LLC is an Authorized Participant. Bitcoin Trading Counterparties may be added at any time, subject to the discretion of the Sponsor. The Trust is not aware of any other affiliation or material relationship between a Bitcoin Trading Counterparty and the Authorized Participants or other service providers of the Trust in executing a transaction in bitcoin with the Trust. Each Bitcoin Trading Counterparty represents to the Trust that it is acting for itself and not for another person, and is not acting as agent or at the direction of any Authorized Participant. Upon receipt of an order from an Authorized Participant to create or redeem Baskets, the Trust may obtain quotes for a price to purchase or sell bitcoin from one or more a Bitcoin Trading Counterparties. A Bitcoin Trading Counterparty may respond to the Trust’s request with an offer of a quote at which it is willing to sell the specified quantity of bitcoin, or a portion thereof, in the case of a creation, or a quote at which it is willing to buy the specified quantity of bitcoin, or a portion thereof, in the case of a redemption, as indicated in such offer. The Bitcoin Trading Counterparties are not contractually obligated to participate in cash orders for creations or redemptions by placing any offers to buy or sell bitcoin with the Trust. The Trust then determines, in its sole discretion, whether to utilize one of the Bitcoin Trading Counterparties that provided a quote or to trade through the Prime Execution Agent to execute a bitcoin trade. Once an offer is accepted and it becomes a trade that is binding on both the Trust and the Bitcoin Trading Counterparty, subject to customary exceptions. Each Bitcoin Trading Counterparty is required to comply with U.S. federal and/or state laws including licensing and registration requirements or similar laws in non-U.S. jurisdictions and maintain practices and policies designed to comply with anti-money laundering laws and know your customer regulations or similar laws in non-U.S. jurisdictions.

The Authorized Participants will deliver bitcoin or cash to create Shares and will receive either bitcoin or cash when redeeming Shares. Further, Authorized Participants will not directly or indirectly purchase, hold, deliver, or receive bitcoin as part of the creation or redemption process or otherwise direct the Trust or a third party with respect to purchasing, holding, delivering, or receiving bitcoin as part of the creation or redemption process.

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

For a creation of Baskets, the Authorized Participant will be required to submit the purchase order by an early order cutoff time (the “Creation Early Order Cutoff Time”). The Creation Early Order Cutoff Time is 6:00 p.m. ET on the Business Day prior to the trade date. The Authorized Participant must submit a purchase order through BRIL’s electronic order entry system, indicating the number of Baskets it intends to acquire. BRIL will acknowledge the purchase order unless the Trustee or the Sponsor decides to refuse the deposit. The date BRIL receives that order will determine the estimated cash amount (the “Basket Amount”) the Authorized Participant needs to deposit and the basket bitcoin amount (the “Basket Bitcoin Amount”) the Trust needs to purchase from the Bitcoin Trading Counterparty or through the Prime Execution Agent. The final cash amounts will be determined after the net asset value of the Trust is struck and the Trust’s bitcoin transactions have settled. However, orders received by BRIL after the Creation Early Order Cutoff Time on a Business Day will not be accepted and should be resubmitted on the following Business Day. Fractions of bitcoin smaller than .00000001 (known as a “satoshi”) are disregarded for purposes of the computation of the Basket Bitcoin Amount.

If the Trustee accepts the purchase order, BRIL will transmit to the Authorized Participant, via electronic mail message or other electronic communication, no later than 8:00 p.m. ET on the date such purchase order is received, or deemed received, a copy of the purchase order endorsed “Accepted” by the Trustee and indicating the Basket Amount that the Authorized Participant must deliver to the Cash Custodian or the Prime Execution Agent in exchange for each Basket. In the case of purchase orders submitted via BRIL’s electronic order entry system, the Authorized Participant will receive an automated email indicating the acceptance of the purchase order and the purchase order will be marked “Accepted” in BRIL’s electronic order entry system. Prior to the Trustee’s acceptance as specified above, a purchase order will only represent the Authorized Participant’s unilateral offer to deposit cash in exchange for Baskets and will have no binding effect upon the Trust, the Trustee, the Trust Administrator, BRIL, the Bitcoin Custodian or any other party.

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

On the date of the Creation Early Order Cutoff Time, the Trust will choose, in its sole discretion, to enter into a transaction with a Bitcoin Trading Counterparty or the Prime Execution Agent to buy bitcoin in exchange for the cash proceeds from such purchase order. For settlement of a creation, the Trust delivers Shares to the Authorized Participant in exchange for cash received from the Authorized Participant. Meanwhile, the Bitcoin Trading Counterparty or the Prime Execution Agent, as applicable, delivers the required bitcoin pursuant to its trade with the Trust into the Trust’s Trading Balance with the Prime Execution Agent in exchange for cash. In the event the Trust has not been able to successfully execute and complete settlement of a bitcoin transaction by the settlement date of the purchase order, the Authorized Participant will be given the option to (1) cancel the purchase order, or (2) accept that the Trust will continue to attempt to complete the execution, which will delay the settlement date of the purchase order. With respect to a purchase order, as between the Trust and the Authorized Participant, the Authorized Participant is responsible for the dollar cost of the difference between the bitcoin price utilized in calculating NAV on the trade date and the price at which the Trust acquires the bitcoin to the extent the price realized in buying the bitcoin is higher than the bitcoin price utilized in the NAV. To the extent the price realized in buying the bitcoin is lower than the price utilized in the NAV, the Authorized Participant shall keep the dollar impact of any such difference.

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

Upon the deposit by the Bitcoin Trading Counterparty or the Prime Execution Agent of the corresponding amount of bitcoin with the Trust’s Trading Balance, and the payment of the applicable ETF Servicing Fee, and of any expenses, taxes or charges (such as stamp taxes or stock transfer taxes or fees), the Cash Custodian will deliver the appropriate number of Baskets to the Depository Trust Company (“DTC”) account of the depositing Authorized Participant. As of the date of this report, the Authorized Participants are ABN AMRO Clearing USA LLC, BMO Capital Markets Corp., BofA Securities, Inc., Citadel Securities LLC, Citigroup Global Markets, Inc., Goldman Sachs & Co. LLC, Jane Street Capital, LLC, Jefferies LLC, JP Morgan Securities LLC, Macquarie Capital (USA) Inc., UBS Securities LLC Marex Capital Markets Inc. and Virtu Americas LLC. Additional Authorized Participants may be added at any time, subject to the discretion of the Sponsor.

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

The transfers of bitcoin from the Trust’s Trading Balance to the Bitcoin Trading Counterparty’s account at the Prime Execution Agent or to the Prime Execution Agent are “off-chain” transactions that are recorded in the books and records of the Prime Execution Agent.

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

●

any indemnification of the Sponsor and its shareholders, directors, officers, employees, affiliates (as such term is defined under the Securities Act of 1933, as amended) and subsidiaries and agents, the Cash Custodian, the Bitcoin Custodian, the Prime Execution Agent, the Trust Administrator, or other agents, service providers or counterparties of the Trust as described below; and

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

U.S. Federal Income Tax Consequences

The following is a discussion of the material U.S. federal income tax consequences that generally will apply to the purchase, ownership and disposition of Shares. The discussion below is based on the Internal Revenue Code of 1986, as amended (the “Code”), Treasury Regulations promulgated thereunder and judicial and administrative interpretations of the Code, all as in effect on the date of this report and all of which are subject to change either prospectively or retroactively. The tax treatment of Shareholders may vary depending upon their own particular circumstances. Certain Shareholders (including but not limited to banks, financial institutions, insurance companies, regulated investment companies, real estate investment trusts, U.S. Tax-Exempt Shareholders (as defined below) who acquire their Shares with acquisition indebtedness, tax-exempt or tax-advantaged retirement plans or accounts, brokers or dealers, traders, partnerships or S corporations for U.S. federal income tax purposes, persons holding Shares as a position in a “hedging,” “straddle,” “conversion,” “constructive sale” or other integrated transaction for U.S. federal income tax purposes, persons whose “functional currency” is not the U.S. dollar, persons required for U.S. federal income tax purposes to accelerate the recognition of any item of gross income with respect to the Shares as a result of such income being recognized on an applicable financial statement, or other investors with special circumstances) may be subject to special rules not discussed below. In addition, the following discussion applies only to investors who will hold Shares as “capital assets” (generally, property held for investment). Moreover, the discussion below does not address the effect of any state, local or foreign tax, or, except as otherwise indicated, any U.S. federal non-income tax law consequences that may apply to an investment in Shares, or the Medicare contribution tax imposed on certain net investment income. Purchasers of Shares are urged to consult their own tax advisers with respect to all U.S. federal, state, local and foreign tax law considerations potentially applicable to their investment in Shares.

For purposes of this discussion, a “U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	an individual who is a citizen or resident of the United States;
●	a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia;
●	an estate, the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source; or
●

a trust, if a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust.

For purposes of this discussion, a “U.S. Tax-Exempt Shareholder” is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Code.

For purposes of this discussion, a “Non-U.S. Shareholder” is a Shareholder that is (or is treated as), for U.S. federal income tax purposes:

●	a nonresident alien individual;
●	a foreign corporation; or
●	an estate or trust whose income is not subject to U.S. federal income tax on a net income basis.

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

If the IRS were to assert successfully that the Trust is not classified as a “grantor trust,” the Trust might be classified as a partnership for U.S. federal income tax purposes. If the Trust were classified as a partnership for U.S. federal income tax purposes, the tax consequences of owning Shares generally would not be materially different from the tax consequences described herein, although there might be certain differences, including with respect to timing of the recognition of taxable income or loss and (in certain circumstances) withholding taxes. In addition, tax information reports provided to beneficial owners of Shares would be made in a different form. If the Trust were not classified as either a grantor trust or a partnership for U.S. federal income tax purposes, it generally would be classified as a corporation for such purposes. If it were treated as a corporation, the Trust would be subject to entity-level U.S. federal income tax (currently at the rate of 21%), plus possible state and/or local taxes on its net taxable income, and certain distributions made by the Trust to Shareholders would be treated as taxable dividends to the extent of the Trust’s current and accumulated earnings and profits. Any such dividend distributed to a beneficial owner of Shares that is a non-U.S. person for U.S. federal income tax purposes generally would be subject to U.S. federal withholding tax at a rate of 30% (or such lower rate as provided in an applicable tax treaty). Except as otherwise indicated, the remainder of this discussion assumes that the Trust is classified as a grantor trust for U.S. federal income tax purposes.

Taxation of U.S. Shareholders

Shareholders will be treated, for U.S. federal income tax purposes, as if they directly owned a pro rata share of the underlying assets held in the Trust. Shareholders also will be treated as if they directly received their respective pro rata shares of the Trust’s income, if any, and as if they directly incurred their respective pro rata shares of the Trust’s expenses. In the case of a Shareholder that purchases Shares for cash, its initial tax basis in its pro rata share of the assets held in the Trust at the time it acquires its Shares will be equal to its cost of acquiring the Shares. In the case of a Shareholder that acquires its Shares as part of the creation of a Basket, the delivery of bitcoin to the Trust in exchange for the underlying bitcoin represented by the Shares will not be a taxable event to the Shareholder, and the Shareholder’s tax basis and holding period for the Shareholder’s pro rata share of the bitcoin held in the Trust will be the same as its tax basis and holding period for the bitcoin delivered in exchange therefor. For purposes of this discussion, and unless stated otherwise, it is assumed that all of a Shareholder’s Shares are acquired on the same date and at the same price per Share. Shareholders that hold multiple lots of Shares, or that are contemplating acquiring multiple lots of Shares, should consult their own tax advisers as to the determination of the tax basis and holding period for the underlying bitcoin related to such Shares.

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

If a hard fork occurs in the Bitcoin blockchain, the Trust could temporarily hold both the original bitcoin and the alternative new asset as the Sponsor determines, in its sole discretion, which asset it believes is generally accepted as bitcoin. The other asset will be treated as an Incidental Right and/or IR Digital Asset, in accordance with the procedures specified herein. The IRS has held that a hard fork resulting in the creation of new units of crypto assets is a taxable event giving rise to ordinary income. The receipt, distribution and/or sale of the new alternative asset may cause Shareholders to incur a U.S. federal income tax liability. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income, and it is anticipated that any gain or loss from disposition of any assets received in the airdrop would generally be treated as giving rise to capital gain or loss that generally would be short-term capital gain or loss, unless the holding period of those assets were treated as being greater than one year as of the time they are sold. The Sponsor has committed to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Assets to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to permanently and irrevocably abandon any Incidental Rights and IR Digital Assets if there are future regulatory developments that would make it feasible for the Trust to retain those assets.

Brokerage Fees and Trust Expenses

Any brokerage, financing or other transaction fee incurred by a Shareholder in purchasing Shares will be treated as part of the Shareholder’s tax basis in the underlying assets of the Trust. Similarly, any brokerage fee incurred by a Shareholder in selling Shares will reduce the amount realized by the Shareholder with respect to the sale.

Shareholders will be required to recognize the full amount of gain or loss upon a sale or deemed sale of bitcoin by the Trust (as discussed above), even though some or all of the proceeds of such sale are used by the Sponsor to pay Trust expenses. Shareholders may deduct their respective pro rata shares of each expense incurred by the Trust to the same extent as if they directly incurred the expense. However, most expenses incurred by the Trust are expected to be treated as “miscellaneous itemized deductions.” As a result, Shareholders who are individuals, estates or trusts generally will not be able to deduct such expenses for U.S. federal income tax purposes.

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

Taxation of U.S. Tax-Exempt Shareholders

Income recognized by U.S. Tax-Exempt Shareholders is generally exempt from U.S. federal income tax except to the extent of such Shareholders’ unrelated business taxable income (“UBTI”). UBTI is defined generally as income from a trade or business regularly carried on by a tax exempt entity that is unrelated to the entity’s exempt purpose. Dividends, interest and, with certain exceptions, gains or losses from the sale, exchange or other disposition of property are generally excluded from UBTI (so long as not derived from debt-financed property). When a U.S. Tax-Exempt Shareholder owns an interest in a grantor trust, such as the Trust, the activities of the Trust (and any pass-through entities or disregarded entities in which the Trust owns an interest) are attributed to the U.S. Tax-Exempt Shareholder for purposes of determining whether such Shareholder’s share of income of the grantor trust is UBTI.

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

Taxation of Non-U.S. Shareholders

The Trust expects (though no assurance can be given) that it should not be treated as engaged in a trade or business within the United States or recognize income that is treated as “effectively connected” with the conduct of a trade or business in the United States (“ECI”). However, while it is unlikely that any income that the Trust might recognize as a result of a fork, airdrop or similar event would give rise to ECI, there has been no guidance as to how such events may be treated. Therefore, there can be no assurance that the Trust will not be treated as engaged in a U.S. trade or business or will not otherwise generate income treated as effectively connected with a U.S. trade or business for U.S. federal income tax purposes.

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

A Non-U.S. Shareholder resident in a jurisdiction with which the U.S. has an income tax treaty may be entitled to the benefits of that treaty in order to reduce or eliminate the 30% U.S. withholding tax with respect to that Shareholder’s distributive share of income that is treated as U.S.-source FDAP if under the laws of that non-U.S. jurisdiction, the Trust is treated as tax-transparent and certain other conditions are met. In order to secure the benefits of an applicable income tax treaty through a reduction or elimination of withholding, Non-U.S. Shareholders will generally be required to certify their non-U.S. status by providing an executed IRS Form W-8BEN or W-8BEN-E. If a Non-U.S. Shareholder fails to provide such IRS Forms, U.S. federal tax at a full 30% rate may be withheld from the Non-U.S. Shareholder’s share of U.S.-source FDAP, in which case the Non-U.S. Shareholder must file a refund claim with the IRS in order to obtain the benefit of a reduced rate or exemption.

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

U.S. Information Reporting and Backup Withholding

The Trust or the appropriate broker will file certain information returns with the IRS, and provide certain tax-related information to Shareholders, in connection with the Trust. Shareholders may be required to provide certain information or make certain certifications in order to avoid certain information reporting and backup withholding requirements. U.S. Shareholders generally may comply with these requirements by providing a duly completed and executed IRS Form W-9 (Request for Taxpayer Identification Number and Certification). Non-U.S. Shareholders generally may comply with these requirements by providing the relevant IRS Form W-8, duly completed and executed.

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

“Governmental plans” within the meaning of Section 3(32) of ERISA, certain “church plans” within the meaning of Section 3(33) of ERISA and non-U.S. plans described in Section 4(b)(4) of ERISA, while not subject to the fiduciary responsibility and prohibited transaction provisions of Title I of ERISA or Section 4975 of the Code, may be subject to any federal, state, local or non-U.S. law or regulation that is substantially similar to the foregoing provisions of ERISA and the Code. Fiduciaries of any such plans are advised to consult with their counsel prior to an investment in the Shares.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 65%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022 and 2024. Bitcoin has continued to experience significant volatility into late 2025 and early 2026. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. As of the date of this report, digital asset prices have continued to fluctuate in 2026.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice (“DOJ”) brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). Since these events, (collectively, the “2022 Events”), regulatory actions continued. In April 2025, the DOJ issued a policy memo ending “regulation by prosecution” for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ’s new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. As a result of these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, regulatory and enforcement scrutiny has increased, including from, among others, the DOJ, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices of some digital assets, including bitcoin, have fluctuated significantly following the 2024 election of Donald Trump as president of the United States. Industry participants generally expect the administration to continue to take a constructive approach toward the digital asset industry. Through his executive orders, President Trump has indicated that the administration will work toward providing greater regulatory clarity and certainty for emerging technologies, including blockchain technology and digital assets, thereby fostering their development. Similarly, the digital asset industry expects favorable legislation from the current U.S. Congress as certain members have expressed interest in advancing digital asset specific legislation. To the extent market expectations about future activity by the administration or Congress lead digital asset prices and valuations to increase, there can be no assurance such expectations will be fulfilled, or that digital asset prices will rise or maintain their current levels. Some commentators have referred to the digital asset market post-President Trump’s election as a bubble. There can be no assurance that such a bubble does not exist. The failure of the administration and Congress to provide greater regulatory clarity and certainty for blockchain technology and digital assets, such as through promulgating a regulatory framework governing the issuance and operation of digital assets that meets industry expectations, could lead to a decline in digital asset prices, including bitcoin. Such a decline could cause a decline in the value of our Shares and cause our Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time. Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares, and could lose all or substantially all of their value.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of Treasury to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile is intended to be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. Following the issuance of the Order, bitcoin markets  developed expectations that the United States may begin acquiring and holding bitcoin, which many viewed as a positive development for bitcoin prices. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation  was introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, to be held in trust in secure storage by the U.S. Treasury. The bill proposed funding the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other mechanisms characterized as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). Bills were also introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. As of early 2026, these initiatives remain subject to significant uncertainty. While some administrative steps have reportedly been taken, there is no assurance that the federal government or any state government will announce or implement bitcoin acquisition plans, or that any such plans will meet market expectations. Even if government acquisitions occur or legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, remain subject to complex challenges and uncertainty that make it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future.

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

●

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

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

●

Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to immediately sell more bitcoin than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

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

●

There are a small number of major suppliers of bitcoin mining hardware globally, and a significant amount of bitcoin mining hardware manufacturing is located in China. Mining hardware manufacturers may fail to supply the mining hardware due to their inability to manufacture sufficient mining hardware, whether due to shortages of components or resources such as semiconductors, or due to default, insolvency, or changes of laws and trade restrictions (including export/import restrictions, quotas or tariffs). Trade policies such as export/import restrictions, quotas or tariffs may reduce the ability of bitcoin mining hardware suppliers to supply miners with bitcoin mining hardware or create a shortage or lack of components necessary for their manufacture or repair. If bitcoin miners are unable to source mining hardware from those suppliers (for example due to overwhelming global demand for bitcoin miners, or due to trade restrictions, or other causes) at commercially reasonable prices, or at all, and replacement or substitute sources of bitcoin mining hardware prove to be unavailable, there could be a negative impact on bitcoin mining globally. These could affect the Bitcoin network by making it more difficult for transactions to be confirmed, increasing transaction costs, or affecting the Bitcoin network’s security, among other negative effects, any of which could negatively affect the value of bitcoin and consequently the Shares.

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

●

Moreover, in the past flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying bitcoin could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the uses of cryptographic algorithms that would be resistant to advanced quantum computers, there is no guarantee that new quantum-proof architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “ --Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “ --A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. Moreover, functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Moreover, because digital assets, including bitcoin, have been in existence for a short period of time and are continuing to develop, there may be additional risks in the future that are impossible to predict as of the date of this report.

Digital assets represent a new and rapidly evolving industry, and the value of the Shares depends on the acceptance of bitcoin.

The Bitcoin network was first launched in 2009, and bitcoin was the first cryptographic digital asset created to gain global adoption and critical mass. Although the Bitcoin network is the most established digital asset network, the Bitcoin network and other cryptographic and algorithmic protocols governing the issuance of digital assets represent a new and rapidly evolving industry that is subject to a variety of factors that are difficult to evaluate. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Bitcoin have only recently become selectively accepted as a means of payment by retail and commercial outlets, and use of bitcoin by consumers to pay such retail and commercial outlets remains limited. Banks and other established financial institutions may refuse to process funds for bitcoin transactions; process wire transfers to or from digital asset platforms, bitcoin-related companies or service providers; or maintain accounts for persons or entities transacting in bitcoin. As a result, the prices of bitcoin may be influenced to a significant extent by speculators and miners, thus contributing to price volatility that makes retailers less likely to accept it as a form of payment in the future.

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

The Bitcoin network uses a cryptographic protocol to govern the interactions within the Bitcoin network. A loose community known as the core developers has evolved to informally manage the source code for the protocol. Membership in the community of core developers evolve over time, largely based on self‑determined participation in the resource section dedicated to bitcoin on Github.com. The core developers can propose amendments to the Bitcoin network’s source code that, if accepted by miners and users, could alter the protocols and software of the Bitcoin network and the properties of bitcoin. These alterations would occur through software upgrades, and could potentially include changes to the irreversibility of transactions and limitations on the mining of new bitcoin, which could undermine the appeal and market value of bitcoin. Alternatively, software upgrades and other changes to the protocols of the Bitcoin network could fail to work as intended or could introduce bugs, security risks, or otherwise adversely affect, the speed, security, usability, or value of the Bitcoin network or bitcoin. As a result, the Bitcoin network could be subject to changes to its protocols and software in the future that may adversely affect an investment in the Trust.

The open-source structure of the Bitcoin network protocol means that the core developers and other contributors are generally not directly compensated for their contributions in maintaining and developing the Bitcoin network protocol. A failure to properly monitor and upgrade the Bitcoin network protocol could damage the Bitcoin network and an investment in the Trust.

The Bitcoin network operates based on an open-source protocol maintained by the core developers and other contributors, largely on the GitHub resource section dedicated to bitcoin network development. As bitcoin are rewarded solely for mining activity and are not sold to raise capital for the Bitcoin network, and the Bitcoin network protocol itself is made available for free rather than sold or made available subject to licensing or subscription fees and its use does not generate revenues for its development team, the core developers are generally not compensated for maintaining and updating the source code for the Bitcoin network protocol. Consequently, there is a lack of financial incentive for developers to maintain or develop the Bitcoin network and the core developers may lack the resources to adequately address emerging issues with the Bitcoin network protocol. Although the Bitcoin network is currently supported by the core developers, there can be no guarantee that such support will continue or be sufficient in the future. For example, there have been reports that the number of core developers who have the authority to make amendments to the Bitcoin network’s source code in the GitHub repository is relatively small, although there are believed to be a larger number of developers who contribute to the overall development of the source code of the Bitcoin network. Alternatively, some developers may be funded by entities whose interests are at odds with other participants in the Bitcoin network. In addition, a bad actor could also attempt to interfere with the operation of the Bitcoin network by attempting to exercise a malign influence over a core developer. To the extent that material issues arise with the Bitcoin network protocol and the core developers and open-source contributors are unable to address the issues adequately or in a timely manner, the Bitcoin network and an investment in the Trust may be adversely affected.

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

As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Bitcoin network has been, at times, at capacity, which has led to increased transaction fees. Since January 1, 2019, bitcoin transaction fees have increased from $0.18 per-bitcoin transaction, on average, to a high of $60.95 per transaction, on average, on April 20, 2021. As of December 31, 2025, bitcoin transaction fees were $1.18 per transaction, on average, over a one-year trailing basis (according to Coin Metrics). Increased fees and decreased settlement speeds could preclude certain uses for bitcoin (e.g., micropayments), and could reduce demand for, and the price of, bitcoin, which could adversely impact the value of the Shares. In May 2023, events related to the adoption of ordinals, which are a means of inscribing digital content on the bitcoin blockchain, caused transaction fees to temporarily spike above $30 per transaction.

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

The largest bitcoin wallets are believed to hold, in aggregate, a significant percentage of the bitcoin in circulation. Moreover, it is possible that other persons or entities control multiple wallets that collectively hold a significant number of bitcoin, even if they individually only hold a small amount, and it is possible that some of these wallets are controlled by the same person or entity. As a result of this concentration of ownership, large sales or distributions by such holders could have an adverse effect on the market price of bitcoin.

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

If the digital asset awards for mining blocks or the transaction fees for recording transactions on the Bitcoin network are not sufficiently high to incentivize miners, or if certain jurisdictions continue to limit mining activities, miners may cease expending processing power to mine blocks and confirmations of transactions on the Bitcoin blockchain could be slowed. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

●

Over the past several years, digital asset mining operations, including those mining bitcoin, have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of the relevant digital asset issued as a mining reward, or if digital asset mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), digital asset miners are more likely to immediately sell tokens earned by mining or sell more such digital assets than they otherwise would, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.

●

Currently, the reward earned by miners for mining a block on the Bitcoin network is 3.125 bitcoin. This reward size is reduced by 50% every 210,000 blocks, which occurs roughly every four years. The prior reward halving event occurred in April 2024, and the next reward halving event is expected to occur in or around March 2028, at which time the reward earned per block will fall to 1.5625 bitcoin. The reduction in mining rewards of bitcoin could result in less of an incentive for miners to continue to perform mining activities, thereby jeopardizing the security of the Bitcoin network, which could harm the value of the Shares.

●

A reduction in the processing power expended by miners on the Bitcoin network could increase the likelihood of a malicious actor or botnet (a volunteer or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtaining control. See “—If a malicious actor or botnet obtains control of more than 50% of the processing power on the Bitcoin network or otherwise obtains control over the Bitcoin network through its influence over core developers or otherwise, such actor or botnet could manipulate the Bitcoin blockchain to adversely affect the value of the Shares or the ability of the Trust to operate.”

●

Miners have historically accepted relatively low transaction confirmation fees on most digital asset networks. If miners demand higher transaction fees for recording transactions in the Bitcoin blockchain or a software upgrade automatically charges fees for all transactions on the Bitcoin network, the cost of using bitcoin may increase and the marketplace may be reluctant to accept bitcoin as a means of payment. Alternatively, miners could collude in an anticompetitive manner to reject low transaction fees on the Bitcoin network and force users to pay higher fees, thus reducing the attractiveness of the Bitcoin network. Higher transaction confirmation fees resulting through collusion or otherwise may adversely affect the attractiveness of the Bitcoin network, the value of bitcoin and the value of the Shares.

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

For example, in August 2020, the Ethereum Classic network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5 million and $1 million. Any similar attacks on the Bitcoin network could negatively impact the value of bitcoin and the value of the Shares.

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

A hard fork may adversely affect the price of bitcoin at the time of announcement, adoption, or subsequently. For example, the announcement of a hard fork could lead to increased demand for the prefork digital asset, in anticipation that ownership of the prefork digital asset would entitle holders to a new digital asset following the fork. The increased demand for the prefork digital asset may cause the price of the digital asset to rise. After the hard fork, it is possible the aggregate price of the two versions of the digital asset running in parallel would be less than the price of the digital asset immediately prior to the fork. Furthermore, while the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network is generally accepted as the Bitcoin network and should therefore be considered the appropriate network for the Trust’s purposes, there is no guarantee that the Sponsor will choose the network and the associated digital asset that is ultimately the most valuable fork. Either of these events could therefore adversely impact the value of the Shares.

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

Manufacture, assembly and delivery of hardware and components for mining operations can be complex and protracted processes, during the course of which various problems could arise, including disruptions or delays in the supply chain, product quality control issues, as well as other external factors.

Mining operations can ordinarily only be profitable if the costs associated with bitcoin mining, including hardware costs, are lower than the price of bitcoin itself. During the course of the normal operation of bitcoin mining facilities, miners and other critical equipment and materials related to data center construction and maintenance, such as containers, switch gears, transformers and cables, will experience ordinary wear and tear and may also face more significant malfunctions. Declines in the condition of miners and other hardware will require bitcoin miners, over time, to repair or replace those miners.

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

Further, the first-generation ASIC chips and other critical components for mining equipment may be subject to price fluctuations or shortages. For example, the ASIC chip is the key component of a mining machine as it determines the efficiency of the device. The production of ASIC chips typically requires highly sophisticated silicon wafers, which currently only a small number of fabrication facilities, or wafer foundries, in the world are capable of producing. There have been previous microchip shortages which led to price fluctuations and disruption in the supply of key bitcoin mining hardware components. ASIC chips have recently been subject to supply and demand fluctuations, significant price increases and shortages. Shortages of ASIC chips could create problems in the supply chain for bitcoin mining equipment, negatively affecting the Bitcoin network by making it more difficult for transactions to be confirmed or increasing transaction costs, or even affecting network security, which again could cause the value of bitcoin and the Shares to decline.

Risk Factors Related to the Digital Asset Markets

The value of the Shares relates directly to the value of bitcoin, the value of which may be highly volatile and subject to fluctuations due to a number of factors.

The value of the Shares relates directly to the value of the bitcoin held by the Trust and fluctuations in the price of bitcoin could adversely affect the value of the Shares. The market price of bitcoin may be highly volatile, and subject to a number of factors, including:

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

●

business failures, bankruptcies, hacking, fraud, crime, government investigations, or other negative developments affecting digital asset businesses, including digital asset platforms, or banks or other financial institutions and service providers which provide services to the digital asset industry;

●	the use of leverage in digital asset markets, including the unwinding of positions, “margin calls,” collateral liquidations and similar events;

●	investment and trading activities of large or active consumer and institutional users, speculators, miners, and investors in bitcoin;

●	an active derivatives market for bitcoin or for digital asset generally;

●	monetary policies of governments, legislation or regulation, trade restrictions, tariffs, currency devaluations and revaluations;

●	regulatory measures or enforcement actions, if any, that restrict the use of bitcoin as a form of payment or the purchase of bitcoin on the digital asset markets;

●	global or regional political, economic or financial conditions, events and situations, or major public issues;

●	fees associated with processing a bitcoin transaction and the speed at which bitcoin transactions are settled;

●	the maintenance, troubleshooting, and development of the Bitcoin network including by miners and developers worldwide;

●	the ability for the Bitcoin network to attract and retain miners to secure and confirm transactions accurately and efficiently;

●	ongoing technological viability and security of the Bitcoin network and bitcoin transactions, including vulnerabilities against hacks and scalability;

●	financial strength of market participants;

●	the availability and cost of funding and capital;

●	the liquidity and credit risk of digital asset platforms;

●	interruptions in service from or closures or failures of major digital asset platforms or their banking partners, or outages or system failures affecting the Bitcoin network;

●	decreased confidence in digital assets and digital asset platforms;

●	poor risk management or fraud by entities in the digital assets ecosystem;

●	increased competition from other forms of digital assets or payment services; and

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

The value of a bitcoin as represented by the Index or other pricing source used by the Trust may also be subject to momentum pricing due to speculation regarding future appreciation in value, leading to greater volatility that could adversely affect the value of the Shares. Momentum pricing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, accounts for future appreciation in value, if any. The Sponsor believes that momentum pricing of bitcoin has resulted, and may continue to result, in speculation regarding future appreciation in the value of bitcoin, inflating and making the Index more volatile. As a result, bitcoin may be more likely to fluctuate in value due to changing investor confidence, which could impact future appreciation or depreciation in the Index or other pricing source used by the Trust and could adversely affect the value of the Shares.

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

The bitcoin market globally and in the United States is not subject to comparable regulatory guardrails as exist in regulated securities markets. Furthermore, many bitcoin trading venues lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers as demonstrated by the October 2025 Flash Crash. As a result, the prices of bitcoin on trading venues may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset platforms or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the bitcoin market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in bitcoin manipulating bitcoin pricing; (3) hacking of the Bitcoin network and trading platforms; (4) malicious control of the Bitcoin network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in bitcoin, new sources of demand for bitcoin or other events which could affect the price of bitcoin) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “—Prices of bitcoin may be affected due to stablecoins (including Tether and US Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment”); and (7) fraud and manipulation at bitcoin trading platforms. The effect of potential market manipulation, front‑running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in digital asset markets and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders.

In addition, over the past several years, some digital asset platforms have been closed due to fraud and manipulative activity, business failure or security breaches. In many of these instances, the customers of such digital asset platforms were not compensated or made whole for the partial or complete losses of their account balances in such digital asset platforms. While, generally speaking, smaller digital asset platforms are less likely to have the infrastructure and capitalization that make larger digital asset platforms more stable, larger digital asset platforms are more likely to be appealing targets for hackers and malware and their shortcomings or ultimate failures are more likely to have contagion effects on the digital asset ecosystem, and therefore may be more likely to be targets of regulatory enforcement action. For example, the collapse of Mt. Gox, which filed for bankruptcy protection in Japan in late February 2014, demonstrated that even the largest digital asset platforms could be subject to abrupt failure with consequences for both users of digital asset platforms and the digital asset industry as a whole. In particular, in the two weeks that followed the February 7, 2014 halt of bitcoin withdrawals from Mt. Gox, the value of one bitcoin fell on other platforms from around $795 on February 6, 2014 to $578 on February 20, 2014. Additionally, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. Further, in August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large digital asset platform. The value of bitcoin and other digital assets immediately decreased over 10% following reports of the theft at Bitfinex. Regulatory enforcement actions have followed, such as in July 2017, when FinCEN assessed a $110 million fine against BTC-E, a now defunct digital asset platform, for facilitating crimes such as drug sales and ransomware attacks. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In addition, in January 2018, the Japanese digital asset platform, Coincheck, was hacked, resulting in losses of approximately $535 million, and in February 2018, the Italian digital asset platform, Bitgrail, was hacked, resulting in approximately $170 million in losses. In May 2019, one of the world’s largest digital asset platforms, Binance, was hacked, resulting in losses of approximately $40 million. In November 2022, FTX, one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the DOJ brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. On February 21, 2025, Bybit, a centralized platform for exchanging digital assets, announced that more than $1.4 billion in ether had been stolen from its platform. Hackers were able to manipulate Bybit’s transfer process to authorize and complete the illicit transaction. The incident has resulted in renewed concerns over the security of digital asset platforms.

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

The CF Benchmarks Index was developed by the Index Administrator and has a limited performance history. Although the Index is based on materially the same methodology (except calculation time) as the Index Administrator’s BRR, which was first introduced in November 2016, the Index itself has only been in operation since February 2022. The Index price is a composite CF Benchmarks Index calculated using volume-weighted trading price data from various Constituent Platforms. The Index has only featured its current list of Constituent Platforms since March 2025. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Index’s performance. The Constituent Platforms chosen by the Index Administrator could also change over time. The Index Administrator may remove or add Constituent Platforms to the CF Benchmark Index in the future at its discretion.

Although the Index is intended to accurately capture the market price of bitcoin, third parties may be able to purchase and sell bitcoin on public or private markets not included among the Constituent Platforms, and such transactions may take place at prices materially higher or lower than the Index price. Moreover, there may be variances in the prices of bitcoin on the various Constituent Platforms, including as a result of differences in fee structures or administrative procedures on different Constituent Platforms. Certain exchanges within the list of Constituent Platforms employ a proprietary order book combining a traditional limit order book with automated market maker instructions. As their automated market maker relies on a mathematical formula and does not rely on any external pricing data or third-party source, differences in the bids and asks placed by the automated market maker compared to prices offered by other digital currency trading venues, or other external market data sources, for the same digital assets may emerge. While the Index provides a U.S. dollar-denominated composite for the price of bitcoin based on, in the case of the CF Benchmarks Index, the volume-weighted price of bitcoin on certain Constituent Platforms, at any given time, the prices on each such Constituent Platform or pricing source may not be equal to the value of bitcoin as represented by the Index. It is possible that the price of bitcoin on the Constituent Platforms could be materially higher or lower than the Index price. To the extent the Index price differs materially from the actual prices available on a Constituent Platform, or the global market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the market price of bitcoin. To the extent such prices differ materially from the Index price, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect the value of the Shares.

If the Index is not available, the Trust’s holdings may be fair valued on a temporary basis in accordance with the policy approved by the Trustee. To the extent the valuation determined in accordance with the policy approved by the Trustee differs materially from the actual market price of bitcoin, the price of the Shares may no longer track, whether temporarily or over time, the global market price of bitcoin, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of bitcoin. To the extent such prices differ materially from the market price for bitcoin, investors may lose confidence in the Shares’ ability to track the market price of bitcoin, which could adversely affect the value of the Shares.

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

If the computers or other facilities of the Index Administrator, data providers and/or relevant Constituent Platforms malfunction for any reason, calculation and dissemination of the CF Benchmarks Index may be delayed. Errors in the CF Benchmarks Index data, the CF Benchmarks Index computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the CF Benchmarks Index, which may lead to a different investment outcome for the Trust and the Shareholders than would have been the case had such events not occurred.

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

Competition from central bank digital currencies (“CBDCs”) and emerging payments initiatives involving financial institutions could adversely affect the value of bitcoin and other digital assets.

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

While the Trust does not invest in stablecoins, it may nonetheless be exposed to risks that stablecoins pose for the bitcoin market and other digital asset markets. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar, at a certain value. Although the prices of stablecoins are intended to be stable, their market value may fluctuate. This volatility has in the past apparently impacted the price of bitcoin. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the bitcoin market. Like CBDCs, stablecoins could compete with or replace bitcoin and other digital assets as a medium of exchange or store of value. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that, when the stablecoin is used to pay for bitcoin, could cause artificial rather than genuine demand for bitcoin, artificially inflating the price of bitcoin, and also argue that those associated with certain stablecoins may be involved in laundering money. On February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

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

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for bitcoin. A significant portion of the digital asset market continues to depend on stablecoins such as Tether and USDC. As such, any disruption in the operation or perceived stability of these stablecoins such as a disorderly de-pegging event or a loss of market confidence resulting in a run on reserves could lead to substantial market volatility across digital assets more broadly. Additional risks such as operational failures (e.g., technical issues that prevent settlement), concerns regarding the adequacy or transparency of reserve assets backing stablecoins, the use of unbacked or undercollateralized stablecoins in potentially manipulative trading practices and regulatory scrutiny of stablecoin issuers or intermediaries, including exchanges that facilitate stablecoin transactions, may also adversely affect market confidence and liquidity. Further, these risks are underscored by recent legislative developments. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”) was enacted, establishing a federal regulatory framework for payment stablecoins. The GENIUS Act will become effective on July 18, 2028. The GENIUS Act prohibits the issuance or use of payment stablecoins unless the issuer obtains a qualifying license and complies with a range of regulatory requirements, including reserve backing with liquid assets, redemption rights, governance standards, and operational transparency. The GENIUS Act also restricts the payment of interest on stablecoins and imposes oversight on both bank and nonbank issuers. The enactment of the GENIUS Act, or the removal or migration of prominent stablecoins from the Bitcoin network, could reduce the willingness of market participants to engage in digital asset transactions that rely on stablecoins, diminish liquidity in the bitcoin market, and adversely affect the price of bitcoin. Any such developments could, in turn, materially and adversely impact the value of the Shares.

Competition from the emergence or growth of other digital assets or methods of investing in bitcoin could have a negative impact on the price of bitcoin and adversely affect the value of the Shares.

Bitcoin was the first digital asset to gain global adoption and critical mass, and as a result, it has a “first to market” advantage over other digital assets. As of the date of this report, bitcoin was the largest digital asset by market capitalization and had the largest combined mining power. Despite this first to market advantage, there were over 17,000 alternative digital assets tracked by CoinGecko.com, having a total market capitalization of approximately $3.0 trillion (including the approximately $1.8 trillion market capitalization of bitcoin), as calculated using market prices and total available supply of each digital asset. In addition, many consortiums and financial institutions are also researching and investing resources into private or permissioned smart contract platforms rather than open platforms like the Bitcoin network. Competition from the emergence or growth of alternative digital assets and smart contracts platforms, such as Ethereum, Solana, Avalanche, Polkadot, or Cardano, as well as many others, could have a negative impact on the demand for, and price of, bitcoin and thereby adversely affect the value of the Shares.

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

A public health emergency, could adversely affect the economics of many nations and could have serious negative effects on social, economic and financial systems, including significant uncertainty and volatility in the digital asset markets. For example, digital asset prices, including bitcoin, decreased significantly in the first quarter of 2020 amidst broader market declines as a result of the novel coronavirus outbreak.

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

The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s enterprise risk management framework for the Trust’s cybersecurity risk management and strategy. Although BlackRock has implemented policies and controls, and takes protective measures involving significant expense, to prevent and address potential data breaches, inadvertent disclosures, increasingly sophisticated cyber-attacks and cyber-related fraud, there can be no assurance that any of these measures proves fully effective. In addition, a successful cyber-attack may persist for an extended period of time before being detected, and it may take a considerable amount of time for an investigation to be completed and the severity and potential impact to be known. Furthermore, the Trust cannot control the cybersecurity plans and systems of its Service Providers. The Trust and its Shareholders could be negatively impacted as a result.

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

The value of the Shares may be influenced by a variety of factors unrelated to the price of bitcoin and the digital asset platforms included in the Index that may have an adverse effect on the value of the Shares. These factors include the following factors:

●

unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares may arise, in particular due to the fact that the mechanisms and procedures governing the creation and redemption of the Shares in exchange for bitcoin or cash, offering of the Shares and storage of bitcoin have been developed specifically for this product;

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

Although Shares surrendered by Authorized Participants in Basket-size aggregations are redeemable in exchange for the underlying amount of bitcoin or cash proceeds from selling the underlying amount of bitcoin, redemptions may be suspended (i) during any period in which regular trading on NASDAQ is suspended or restricted, or the exchange is closed (other than scheduled holiday or weekend closings), or (ii) during a period when the Sponsor determines that delivery, disposal or evaluation of bitcoin is not reasonably practicable (for example, as a result of an interruption in services or availability of the Prime Execution Agent, the Bitcoin Custodian, the Cash Custodian, the Administrator, the Bitcoin Trading Counterparties, or other service providers to the Trust, act of God, catastrophe, civil disturbance, government prohibition, war, terrorism, strike or other labor dispute, fire, force majeure, interruption in telecommunications, iShares order entry system, Internet services, or network provider services, unavailability of Fedwire, SWIFT or banks’ payment processes, significant technical failure, bug, error, disruption or fork of the Bitcoin network, hacking, cybersecurity breach, or power, Internet, or Bitcoin network outage, or similar event). If any of these events occurs at a time when an Authorized Participant intends to redeem Shares, and the price of bitcoin decreases before such Authorized Participant is able again to surrender for redemption Baskets, such Authorized Participant will sustain a loss with respect to the amount that it would have been able to obtain upon the redemption of its Shares, had the redemption taken place when such Authorized Participant originally intended it to occur. As a consequence, Authorized Participants may reduce their trading in Shares during periods of suspension, decreasing the number of potential buyers of Shares in the secondary market and, therefore, decreasing the price a Shareholder may receive upon sale.

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

If the processes of creation and redemption of Shares (which depend on timely transfers of bitcoin to and by the Bitcoin Custodian and Prime Execution Agent) encounter any unanticipated difficulties due to, for example, the price volatility of bitcoin, the insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Prime Execution Agent, Bitcoin Custodian, the Authorized Participants or the Bitcoin Trading Counterparties, the closing of bitcoin trading platforms due to fraud, failures, security breaches or otherwise, or network outages or congestion, spikes in transaction fees demanded by miners, or other problems or disruptions affecting the Bitcoin network, then potential market participants, such as the Authorized Participants and their customers, who would otherwise be willing to purchase or redeem Baskets (in the case of Authorized Participants) to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying bitcoin or to engage in bitcoin transactions (in the case of Bitcoin Trading Counterparties or transactions facilitated by the Prime Execution Agent) may not take the risk that, as a result of those difficulties, they may not be able to realize the profit they expect. In certain such cases, the Trustee may, and upon the direction of the Sponsor shall, suspend the process of creation and redemption of Baskets. During such times, trading spreads, and the resulting premium or discount, on Shares may widen. Alternatively, in the case of a network outage or other problems affecting the Bitcoin network, the processing of transactions on the Bitcoin network may be disrupted, which in turn may prevent Authorized Participants or their designated agent or client, Bitcoin Trading Counterparties from depositing or withdrawing bitcoin from their accounts at the Prime Execution Agent, or prevent the Prime Execution Agent from facilitating bitcoin transactions through its Coinbase Prime service, which in turn could affect the creation or redemption of Baskets. If this is the case, the liquidity of the Shares may decline and the price of the Shares may fluctuate independently of the price of bitcoin and may fall or otherwise diverge from NAV. Furthermore, in the event that the market for bitcoin should become relatively illiquid and thereby materially restrict opportunities for arbitraging, the price of Shares may diverge from the value of bitcoin.

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

The Investment Company Act is designed to protect investors by preventing insiders from managing investment companies to their benefit and to the detriment of public investors, such as: the issuance of securities having inequitable or discriminatory provisions; the management of investment companies by irresponsible persons; the use of unsound or misleading methods of computing earnings and asset value; changes in the character of investment companies without the consent of investors; and investment companies engaging in excessive leveraging. To accomplish these ends, the Investment Company Act requires the safekeeping and proper valuation of fund assets, restricts greatly transactions with affiliates, limits leveraging, and imposes governance requirements as a check on fund management.

The Trust is not a registered investment company under the Investment Company Act, and the Sponsor believes that the Trust is not required to register under such act. Consequently, Shareholders do not have the regulatory protections provided to investors in investment companies.

The Trust will not hold or trade in commodity interests (as currently defined) regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading adviser in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools. However, Congress is currently considering legislation, such as the Digital Asset Market Clarity Act of 2025 (CLARITY Act), which could give the CFTC greater powers to regulate the spot digital asset market. It is possible that, if legislation is passed, it could require the Trust or the Sponsor, or service providers to the Trust, such as the Prime Execution Agent, Authorized Participants, or Bitcoin Trading Counterparties, among others, to register with the CFTC. Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, the Prime Execution Agent, the Authorized Participants or Bitcoin Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, the Prime Execution Agent, the Authorized Participants or the Bitcoin Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Bitcoin Trading Counterparty may also instead decide to terminate its role as a Bitcoin Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

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

Security breaches, computer malware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s bitcoin held in the Trust’s account at the Bitcoin Custodian or Trading Balance held with the Prime Execution Agent will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s bitcoin and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor, the Bitcoin Custodian, or the Prime Execution Agent is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s bitcoin may be subject to theft, loss, destruction or other attack.

The Sponsor believes that the security procedures in place for the Trust, including but not limited to, offline storage, or cold storage, multiple encrypted private key “shards,” and other measures, are reasonably designed to safeguard the Trust’s bitcoin. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust and the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets. The Sponsor does not control the Bitcoin Custodian’s or the Prime Execution Agent’s operations or their implementation of such security procedures and there can be no assurance that such security procedures will actually work as designed or prove to be successful in safeguarding the Trust’s assets against all possible sources of theft, loss or damage. Assets not held in cold storage, such as assets held in a trading account, may be more vulnerable to security breach, hacking or loss than assets held in cold storage. Furthermore, assets held in a trading account, including the Trust’s Trading Balance (as defined below) at the Prime Execution Agent, are held on an omnibus, rather than segregated basis, which creates greater risk of loss. Even though bitcoin is only moved into the Trading Balance in connection with and to the extent of transfers to an Authorized Participant or its designated agent or client and purchases and sales of bitcoin by the Trust and such bitcoin is swept from the Trust’s Trading Balance to the Trust’s Vault Balance each trading day pursuant to a regular end-of-day sweep process, there are no policies that would limit the amount of bitcoin that can be held temporarily in the Trading Balance maintained by the Prime Execution Agent. This could create greater risk of loss of the Trust’s bitcoin, which could cause Shareholders to suffer losses.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Bitcoin Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account at the Bitcoin Custodian, the relevant private keys (and therefore bitcoin) or other data or property of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, or the Bitcoin Custodian to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor, and the Bitcoin Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account at the Bitcoin Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, resulting in a reduction or destruction in the value of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the value of the Shares.

Bitcoin transactions are irrevocable and stolen or incorrectly transferred bitcoin may be irretrievable. As a result, any incorrectly executed bitcoin transactions could adversely affect the value of the Shares.

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

Such events have occurred in connection with digital assets in the past. For example, in September 2014, the Chinese digital asset platform Huobi announced that it had sent approximately 900 bitcoin and 8,000 Litecoins (worth approximately $400,000 at the prevailing market prices at the time) to the wrong customers. To the extent that the Trust is unable to seek a corrective transaction with such third party or is incapable of identifying the third party which has received the Trust’s bitcoin through error or theft, the Trust will be unable to revert or otherwise recover incorrectly transferred bitcoin. The Trust will also be unable to convert or recover its bitcoin transferred to uncontrolled accounts. To the extent that the Trust is unable to seek redress for such error or theft, such loss could adversely affect the value of the Shares.

If the Custodian Agreement, the Prime Execution Agent Agreement, the Authorized Participant Agreements or Bitcoin Trading Counterparty Agreements are terminated or the Bitcoin Custodian, the Prime Execution Agent, the Authorized Participant or the Bitcoin Trading Counterparty fails to provide services as required, the Trustee may operationalize the Additional Bitcoin Custodian, or may need to find and appoint a replacement custodian, an execution agent, authorized participants or bitcoin trading counterparty, which could pose a challenge to the safekeeping of the Trust’s bitcoin, the Trust’s ability to create and redeem Shares and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Bitcoin Custodian, which is Coinbase Custody, and the Prime Execution Agent, Coinbase Inc. to hold bitcoin. Coinbase Custody performs essential functions in terms of safekeeping the Trust’s bitcoin in the Vault Balance, and its affiliate, Coinbase Inc., in its capacity as Prime Execution Agent, facilitates the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions, the selling of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to liquidate the Trust’s bitcoin. If Coinbase Custody or Coinbase Inc. fails to perform the functions they perform for the Trust, the Trust may be unable to operate or create or redeem Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, the Prime Execution Agent and its parent, Coinbase Global, Inc. (such parent, “Coinbase Global” and together with Coinbase Inc., the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Exchange Act and the Securities Act. According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet, and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase Inc. has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint asserted were securities, (ii) that Coinbase Inc. had violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global was jointly and severally liable as a control person under the Exchange Act for Coinbase Inc.’s violations of the Exchange Act to the same extent as Coinbase Inc. The SEC’s complaint against the Relevant Coinbase Entities did not allege that bitcoin is a security nor did it allege that Coinbase Inc’s activities involving bitcoin caused the alleged registration violations, and the Bitcoin Custodian was not named as a defendant. The SEC’s complaint sought a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deemed appropriate or necessary. On February 27, 2025, the SEC and Coinbase Inc. and Coinbase Global filed a joint stipulation to dismiss the case with prejudice, and the case has been dismissed. Notwithstanding the dismissal of the SEC enforcement action, Coinbase Inc. is currently—and, together with the Bitcoin Custodian, may from time to time be—subject to a variety of other litigation in the future. Although the Trust does not presently anticipate such an outcome, there can be no assurance that in the future Coinbase Inc., as the Prime Execution Agent, or Coinbase Custody, as Bitcoin Custodian, will not be required, as a result of a judicial determination, or will not choose, to restrict or curtail the services they offer, or their financial condition and ability to provide services to the Trust will not be negatively affected. If in the future the Prime Execution Agent or the Bitcoin Custodian were to be required or choose to restrict or curtail the services they offer for any reason, whether related to litigation or otherwise, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

Alternatively, the Trustee could decide to replace Coinbase Custody as the Bitcoin Custodian with custody of the Trust’s bitcoin, pursuant to the Custodian Agreement. Similarly, Coinbase Custody or Coinbase Inc. could terminate services under the Custodian Agreement or the Prime Execution Agent Agreement respectively upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Custodian Agreement and Prime Execution Agent Agreement as (i) the Trust materially breaching any provision of the Custodian Agreement and such failure is not cured within 30 calendar days after notice of such breach is provided by Coinbase Inc. to the Trust, or the Trust materially breaching any provision of the Prime Execution Agent Agreement and such breach remains uncured for 10 calendar days following notice; (ii) the Trust becomes bankrupt or insolvent; or (iii) the Trust fails to pay and settle in full its obligations to Coinbase Custody’s affiliate, the Trade Credit Lender (as defined below), which may, from time to time, provide financing to the Trust in the form of Trade Credits. In the event that the Trust transfers maintenance responsibilities of the Trust’s account at the Bitcoin Custodian to another custodian (or transfers the Trust’s bitcoin from the Bitcoin Custodian or the Prime Execution Agent to the Additional Bitcoin Custodian or vice versa), the Trust’s bitcoin would be subject to a risk of loss during the transfer, which if such risk eventuates, could have a negative impact on the performance of the Shares or result in loss of the Trust’s assets. As Prime Execution Agent, Coinbase Inc. does not guarantee uninterrupted access to the Trading Platform or the services it provides to the Trust as Prime Execution Agent. Under certain circumstances, Coinbase Inc. is permitted to halt or suspend trading on its trading platform, or impose limits on the amount or size of, or reject, the Trust’s orders, including in the event of, among others, (a) delays, suspension of operations, failure in performance, or interruption of service that are directly due to a cause or condition beyond the reasonable control of Coinbase Inc, (b) the Trust has engaged in unlawful or abusive activities or fraud, (c) the acceptance of the Trust’s order would cause the amount of Trade Credits extended to exceed the maximum amount of Trade Credit (as defined below) that the Trust’s agreement with the Trade Credit Lender permits to be outstanding at any one time, or (d) a security or technology issue occurred and is continuing that results in Coinbase Inc. being unable to provide trading services or accept the Trust’s order, in each case, subject to certain protections for the Trust. Also, if Coinbase Custody or Coinbase Inc. becomes insolvent, suffers business failure, ceases business operations, defaults on or fails to perform their obligations under their contractual agreements with the Trust, or abruptly discontinues the services they provide to the Trust for any reason, the Trust’s operations, including its creation and redemption processes, would be adversely affected.

Further, if the Trustee decides to operationalize the Additional Bitcoin Custodian, the Additional Bitcoin Custodian would perform essential functions in terms of safekeeping any of the Trust’s bitcoin that is held with Anchorage. The Anchorage Custodian Agreement provides the Trust with an available alternative bitcoin custodian to safeguard the Trust’s bitcoin; however, if the Trustee does not operationalize the Additional Bitcoin Custodian, or if Anchorage fails to perform the functions of the Anchorage Custodian Agreement once operationalized, the Trust may be unable to operate or create or redeem Baskets, or may suffer losses, which could force the Trust to liquidate or adversely affect the price of the Shares. Anchorage could terminate services under the Anchorage Custodian Agreement upon providing the applicable notice to the Trust for any reason, or immediately for Cause. A “Termination for Cause” is defined in the Anchorage Custodian Agreement as: (i) the Trust materially breaches any provision of the Additional Bitcoin Custodian Agreement, and such breach remains uncured for a period of 30 calendar days after notice of such breach is provided by Anchorage to the Trust; or (ii) the Trust becomes bankrupt or insolvent. If Anchorage were to terminate services under the Anchorage Custodian Agreement, the Trustee may need to find and appoint a replacement bitcoin custodian.

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

The lack of full insurance and Shareholders’ limited rights of legal recourse against the Trust, the Delaware Trustee, the Sponsor, the Trust Administrator, the Cash Custodian, the Prime Execution Agent, the Bitcoin Custodian and if operationalized, the Additional Bitcoin Custodian, expose the Trust and its Shareholders to the risk of loss of the Trust’s bitcoin for which no person or entity is liable.

The Trust is not a banking institution or otherwise a member of the FDIC or Securities Investor Protection Corporation (“SIPC”) and, therefore, deposits held with or assets held by the Trust are not subject to the protections enjoyed by depositors with FDIC or SIPC member institutions. In addition, neither the Trust nor the Sponsor insure the Trust’s bitcoin. Coinbase Global has informed the Sponsor that it maintains an a commercial crime insurance policy, which is intended to cover the loss of client assets held by Coinbase Global and all of its subsidiaries, including the Bitcoin Custodian and the Prime Execution Agent (collectively, Coinbase Global and its subsidiaries are referred to as the “Coinbase Insureds”), including from employee collusion or fraud, physical loss including theft, damage of key material, security breach or hack, and fraudulent transfer. The insurance maintained by Coinbase Global is shared among all of Coinbase Insureds’ customers, is not specific to the Trust or to customers holding bitcoin with the Bitcoin Custodian or the Prime Execution Agent and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Coinbase Global’s insurance may not cover the type of losses experienced by the Trust. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Coinbase Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Coinbase Global may be substantially lower than the assets of the Trust. While the Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. None of Coinbase Inc., Coinbase Custody, or Coinbase Global is an FDIC or SIPC member institution.

Furthermore, under the Custodian Agreement, the Bitcoin Custodian’s liability is limited as follows, among others: (i) other than with respect to claims and losses arising from spot trading of bitcoin, or fraud or willful misconduct, the Mutually Capped Liabilities (defined below), the Bitcoin Custodian’s aggregate liability under the Custodian Agreement shall not exceed the greater of (A) the greater of (x) $5 million and (y) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability, and (B) the value of the affected bitcoin or cash giving rise to the Bitcoin Custodian’s liability; (ii) the Bitcoin Custodian’s aggregate liability in respect of each cold storage address shall not exceed $100 million; (iii) in respect of the Bitcoin Custodian’s obligations to indemnify the Trust and its affiliates against third-party claims and losses to the extent arising out of or relating to, among others, the Bitcoin Custodian’s gross negligence, violation of its confidentiality, data protection and/or information security obligations, or violation of any law, rule or regulation with respect to the provision of its services (the “Mutually Capped Liabilities”), the Bitcoin Custodian’s liability shall not exceed the greater of (A) $5 million and (B) the aggregate fees paid by the Trust to the Bitcoin Custodian in the 12 months prior to the event giving rise to the Bitcoin Custodian’s liability; and (iv) in respect of any incidental, indirect, special, punitive, consequential or similar losses, the Bitcoin Custodian is not liable, even if the Bitcoin Custodian has been advised of or knew or should have known of the possibility thereof. In general, the Bitcoin Custodian is not liable under the Custodian Agreement unless in the event of its negligence, fraud, material violation of applicable law or willful misconduct. The Bitcoin Custodian is not liable for delays, suspension of operations, failure in performance, or interruption of service to the extent it is directly due to a cause or condition beyond the reasonable control of the Bitcoin Custodian. In the event of potential losses incurred by the Trust as a result of the Bitcoin Custodian losing control of the Trust’s bitcoin or failing to properly execute instructions on behalf of the Trust, the Bitcoin Custodian’s liability with respect to the Trust will be subject to certain limitations which may allow it to avoid liability for potential losses or may be insufficient to cover the value of such potential losses, even if the Bitcoin Custodian directly caused such losses. Furthermore, the insurance maintained by the Bitcoin Custodian may be insufficient to cover its liabilities to the Trust.

If the Trustee operationalizes the Additional Bitcoin Custodian, the Trust’s holdings at the Additional Bitcoin Custodian would be covered by insurance held by Anchor Labs Inc., the parent company of the Additional Bitcoin Custodian (“Anchor Labs”). Anchor Labs maintains crime insurance coverage for a minimum limit of $5 million, which is intended to cover the loss of Trust assets held by the Additional Bitcoin Custodian, including from dishonest or fraudulent acts committed by Anchor Labs and all of its subsidiaries, including the Additional Bitcoin Custodian (collectively Anchor Labs and its subsidiaries are referred to as the “Anchor Labs Insureds”) employees, its agents and subcontractors; forgery and alteration; computer crime; wire transfer coverage; physical damage or theft of private key data; social engineering coverage; and security breaches or hacking. The insurance maintained by Anchor Labs may be shared among Anchor Labs Insureds’ other customers, is not necessarily exclusive to the Trust or to customers holding bitcoin with the Additional Bitcoin Custodian and may not be available or sufficient to protect the Trust from all possible losses or sources of losses. Alternatively, the Trust may be forced to share such insurance proceeds with other clients or customers of the Anchor Labs Insureds, which could reduce the amount of such proceeds that are available to the Trust. In addition, the bitcoin insurance market is limited, and the level of insurance maintained by Anchor Labs may be substantially lower than the assets of the Trust. While the Additional Bitcoin Custodian maintains certain capital reserve requirements depending on the assets under custody, and such capital reserves may provide additional means to cover client asset losses, the Trust cannot be assured that the Additional Bitcoin Custodian will maintain capital reserves sufficient to cover actual or potential losses with respect to the Trust’s digital assets. The insurance program does not cover, insure or guarantee the performance of the Trust. The Additional Bitcoin Custodian is neither FDIC-insured nor SIPC-insured.

With respect to the Anchorage Custodian Agreement, other than with respect to claims and losses arising from: (i) fraud or willful misconduct of the Additional Bitcoin Custodian and (ii) the Anchorage Mutually Capped Liabilities (defined below), in no event will the Additional Bitcoin Custodian’s liability exceed the value of the cash or affected bitcoin giving rise to such liability. With respect to Anchorage Mutually Capped Liabilities, other than with respect to claims and losses arising from fraud or willful misconduct of the Additional Bitcoin Custodian, in no event will the Additional Bitcoin Custodian’s liability exceed the greater of $5 million and the aggregate amount of fees paid by client to the Additional Bitcoin Custodian in the 12-month period prior to the event giving rise to such liability. “Anchorage Mutually Capped Liabilities” means (i) claims and losses arising from a party’s breach of its confidentiality obligations under the Anchorage Custodian Agreement, (ii) a party’s indemnity obligations under the Anchorage Custodian Agreement (except with respect to the full amount of any Trust bitcoin lost, which shall not constitute an Anchorage Mutually Capped Liability), and (iii) claims and losses arising from the violation, misappropriation, or infringement by a party of any third-party intellectual and/or industrial property rights, including patent rights, copyrights, moral rights, trademarks, trade names, service marks, trade secrets, rights in inventions (including applications for, and registrations, extensions, renewals, and re-issuances of the foregoing).

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

The Custodian Agreement contains an agreement by the parties to treat the bitcoin credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Bitcoin Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Bitcoin Custodian’s parent, Coinbase Global Inc., has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would consistently rule in such a scenario. If the Bitcoin Custodian became subject to insolvency proceedings and a court were to rule that the custodied bitcoin were part of the Bitcoin Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Bitcoin Custodian’s insolvency proceedings and the Trust could be subject to a loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Bitcoin Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Bitcoin Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

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

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred, including, without limitation, as a result of any loss of bitcoin by the Bitcoin Custodian or the Prime Execution Agent, absent willful misconduct, gross negligence, reckless disregard or bad faith on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholders to the Trustee or the Sponsor, including in the event of a loss of bitcoin by the Bitcoin Custodian or the Prime Execution Agent, is limited.

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

To avoid having to pre-fund purchases or sales of bitcoin in connection with cash creations and redemptions and sales of bitcoin to pay the Sponsor’s Fee and any other Trust expenses not assumed by the Sponsor, to the extent applicable, the Trust may borrow bitcoin or cash as trade credit (“Trade Credit”) from Coinbase Credit, Inc. (the “Trade Credit Lender”) on a short-term basis pursuant to the Coinbase Credit Committed Trade Financing Agreement (the “Trade Financing Agreement”). The Trade Credit Lender is only required to extend Trade Credits to the Trust to the extent such bitcoin or cash is actually available to the Trade Credit Lender. To the extent that Trade Credits are not available or become exhausted (1) there may be delays in the buying and selling of bitcoin related to cash creations and redemptions or the selling of bitcoin related to paying the Sponsor’s Fee and any other Trust expenses, to the extent applicable, (2) Trust assets may be held in the Trading Balance for a longer duration than if Trade Credits were available, and (3) the execution price associated with such trades may deviate significantly from the Index price used to determine the net asset value of the Trust. To the extent that the execution price for purchases and sales of bitcoin related to creations and redemptions and sales of bitcoin in connection with paying the Sponsor’s Fee and any other Trust expenses deviate significantly from the Index price used to determine the net asset value of the Trust, the Shareholders may be negatively impacted because the added costs of such price deviations would be incurred by the Authorized Participants and may be passed onto the Shareholders in the secondary market. Moreover, this risk factor relating to the unavailability or exhaustion of the Trade Credits should be interpreted as a heightened risk when choosing cash creations and redemptions rather than contemplated in-kind creations and redemptions.

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

Loss of a critical banking relationship for, or the failure of a bank used by, the Prime Execution Agent could adversely impact the Trust’s ability to create or redeem Baskets or could cause losses to the Trust.

The Prime Execution Agent facilitates the buying and selling or settlement of bitcoin by the Trust in connection with cash creations and redemptions between the Trust and the Authorized Participants, and the sale of bitcoin to pay the Sponsor’s Fee, any other Trust expenses, to the extent applicable, and in extraordinary circumstances, to effect the liquidation of the Trust’s bitcoin. The Prime Execution Agent relies on bank accounts to provide its trading platform services and including temporarily holding any cash related to a customer’s purchase or sale of bitcoin. In particular, the Prime Execution Agent has disclosed that customer cash held by the Prime Execution Agent, including the cash associated with the Trust’s Trading Balance, is held in one or more banks’ accounts for the benefit of the Prime Execution Agent’s customers, or in Money Market Funds in compliance with Rule 2a-7 under the Investment Company Act and rated “AAA” by S&P (or the equivalent from any eligible rating service), provided that such investments are held in accounts in Coinbase’s name for the benefit of customers and are permitted and held in accordance with state money transmitter laws (“Money Market Funds”). The Prime Execution Agent has represented to the Sponsor that it has implemented the following policy with respect to the cash associated with the Trust’s Trading Balance. First any cash related to the Trust’s purchase or sale of bitcoin will be held in an omnibus account in the Prime Execution Agent’s name for the benefit of (“FBO”) its customers at each of multiple FDIC-insured banks (an “FBO Account”), or in a Money Market Fund. The amount of Trust cash held at each FBO Account shall be in an amount at each bank that is the lower of (i) the FDIC insurance limit for deposit insurance and (ii) any bank-specific limit set by the Prime Execution Agent for the applicable bank. Deposit insurance does not apply to cash held in a Money Market Fund. The Prime Execution Agent has agreed to title the accounts in a manner designed to enable receipt of FDIC deposit insurance where applicable on a pass-through basis but does not guarantee that pass-through insurance will apply since such insurance is dependent on the compliance of the bank. Second, to the extent the Trust’s cash in the Trading Balance in aggregate exceeds the amounts that can be maintained at the banks on the foregoing basis, the Prime Execution Agent has represented that it currently conducts an overnight sweep of the excess into U.S. government Money Market Funds. The Sponsor has not independently verified the Prime Execution Agent’s representations. To the extent that the Prime Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Prime Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Prime Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust. In the future, it is possible that the Prime Execution Agent could be unable to establish accounts at new banking partners or establish new banking relationships, or that the banks with which the Prime Execution Agent is able to establish relationships may not be as large or well-capitalized or subject to the same degree of prudential supervision as the existing providers.

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

If the Trust is required to terminate and liquidate, or the Sponsor determines in accordance with the terms of the Trust Agreement that it is appropriate to terminate and liquidate the Trust, such termination and liquidation could occur at a time that is disadvantageous to Shareholders, such as when the actual exchange rate of bitcoin at such time is lower than the Index was at the time when Shareholders purchased their Shares. In such a case, when the Trust’s bitcoin are sold as part of its liquidation, the resulting proceeds distributed to Shareholders will be less than if the actual exchange rate at such time were higher at the time of sale.

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

To the extent the methodology used to calculate the Index is deemed not to be consistent with GAAP, the Trust’s periodic financial statements may not utilize the Trust’s net asset value or NAV. The Trust’s periodic financial statements will be prepared in accordance with GAAP, including the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement”, and utilize an exchange-traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. ET on the Trust’s financial statement measurement date. The Sponsor will determine in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements. To the extent that such valuation sources and policies used to prepare the Trust’s financial statements result in an inaccurate price, the value of the Shares could be adversely affected and investors could suffer a substantial loss on their investment in the Trust. Moreover, the terms of the Trust Agreement do not prohibit the Sponsor from changing the valuation method used to calculate the net asset value to be reported in the Trust’s financial statements. Any such change in such valuation method could affect the value of the Shares and investors could suffer a substantial loss on their investment in the Trust.

Extraordinary expenses resulting from unanticipated events may become payable by the Trust, adversely affecting the value of the Shares.

In consideration for the Sponsor’s Fee, the Sponsor has contractually assumed ordinary course operational and periodic expenses of the Trust, with certain exceptions. Expenses incurred by the Trust but not assumed by the Sponsor, such as, among others, taxes and governmental charges; expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders; or extraordinary legal fees and expenses are not assumed by the Sponsor and are borne by the Trust. The Sponsor will cause the Trust to either (i) sell bitcoin held by the Trust or (ii) deliver bitcoin in-kind to the Sponsor to pay Trust expenses not assumed by the Sponsor on an as-needed basis. Accordingly, the Trust may be required to sell or otherwise dispose of bitcoin at a time when the trading prices for those assets are depressed.

The sale or other disposition of assets of the Trust in order to pay extraordinary expenses could have a negative impact on the value of the Shares for several reasons. These include the following factors:

●

The Trust is not actively managed and no attempt will be made to protect against or to take advantage of fluctuations in the prices of bitcoin. Consequently, if the Trust incurs expenses in U.S. dollars, the Trust’s bitcoin may be sold at a time when the values of the disposed assets are low, resulting in a negative impact on the value of the Shares.

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

The Trust’s NAV will fluctuate with changes in the market value of bitcoin and its securities, and the Sponsor expects the trading price of the Shares to fluctuate in accordance with changes in the Trust’s NAV, as well as market supply and demand. However, the Shares may trade on NASDAQ at a price that is at, above or below the Trust’s NAV for a variety of reasons. For example, NASDAQ is open for trading in the Shares for a limited period each day, but the digital asset market is a 24-hour marketplace. During periods when NASDAQ is closed but constituent trading platforms are open, significant changes in the price of bitcoin on the digital asset market could result in a difference in performance between the value of bitcoin as measured by IBIT shares or the Bitcoin Index and the most recent NAV or closing trading price. For example, if the price of bitcoin on the digital asset market, and the value bitcoin as measured by the Bitcoin Index, move significantly in a negative direction after the close of NASDAQ, the trading price of the Shares may “gap” down to the full extent of such negative price shift when NASDAQ reopens. If the price of bitcoin on the digital asset market drops significantly during hours NASDAQ is closed, shareholders may not be able to sell their Shares until after the “gap” down has been fully realized, resulting in an inability to mitigate losses in a negative market. Even during periods when NASDAQ is open, large constituent trading platforms (or a substantial number of smaller constituent trading platforms) may be lightly traded or closed for any number of reasons, which could increase trading spreads and widen any premium or discount on the Shares.

Risk Factors Related to the Regulation of the Trust and the Shares

Digital asset markets in the United States exist in a state of regulatory uncertainty, and adverse legislative or regulatory developments could significantly harm the value of bitcoin or the Shares, such as by banning, restricting or imposing onerous conditions or prohibitions on the use of bitcoin, mining activity, digital wallets, the provision of services related to trading and providing custody services for bitcoin, the operation of the Bitcoin network, or the digital asset markets generally.

There is a lack of consensus regarding the regulation of digital assets, including bitcoin, and their markets. As a result of the growth in the size of the digital asset market, as well as the 2022 Events, the U.S. Congress and a number of U.S. federal and state agencies (including FinCEN, SEC, Office of the Comptroller of the Currency (the “OCC”), CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the DOJ, the Department of Homeland Security, the Federal Bureau of Investigation, the Internal Revenue Service (“IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset markets. Many of these state and federal agencies have brought enforcement actions or issued consumer advisories regarding the risks posed by digital assets to investors. Ongoing and future regulatory actions with respect to digital assets generally or bitcoin in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares or the ability of the Trust to continue to operate.

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

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted.

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

Moreover, whether or not the Sponsor or the Trust were subject to additional regulatory requirements as a result of any SEC or federal court determination that its assets include securities, the Sponsor may nevertheless decide to terminate the Trust, in order, if possible, to liquidate the Trust’s assets while a liquid market still exists. For example, in response to the SEC’s action against the issuer of XRP, certain significant market participants announced they would no longer support XRP and announced measures, including the delisting of XRP from major digital asset trading platforms. The sponsor of the Grayscale XRP Trust subsequently dissolved this trust and liquidated its assets. If the SEC or a federal court were to determine that bitcoin is a security, it is likely that the value of the Shares would decline significantly, and that the Trust itself may be terminated and, if practical, its assets liquidated.

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

Concerns have been raised about the electricity required to secure and maintain digital asset networks. For example, as of December 31, 2025, approximately 980 million tera hashes were performed every second in connection with mining on the Bitcoin network (according to Coin Metrics). Although measuring the electricity consumed by this process is difficult because these operations are performed by various machines with varying levels of efficiency, the process consumes a significant amount of energy. The operations of the Bitcoin network and other digital asset networks may also consume significant amounts of energy. Further, in addition to the direct energy costs of performing calculations on any given digital asset network, there are indirect costs that impact a network’s total energy consumption, including the costs of cooling the machines that perform these calculations.

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

Such additional regulatory obligations may cause the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties to incur extraordinary expenses. If the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties decided to seek the required licenses, there is no guarantee that they will timely receive them. The Trustee may decide to discontinue and wind up the Trust. A dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders. A Bitcoin Trading Counterparty may also instead decide to terminate its role as a Bitcoin Trading Counterparty of the Trust, which may decrease the liquidity of the Shares.

Additionally, to the extent the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties are found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which would harm the reputation of the Trust, the Trustee, the Sponsor, Authorized Participants or Bitcoin Trading Counterparties, and have a material adverse effect on the price of the Shares. Although Bitcoin Trading Counterparties represent to the Trust that they have obtained all necessary governmental licenses and approvals and have consulted their own counsel in connection with the activities contemplated by the Bitcoin Trading Counterparty Agreements, if such representations prove inaccurate, such Bitcoin Trading Counterparties may suffer adverse consequences and be unable to perform their obligations or engage in bitcoin transactions with the Trust, or the Trust’s operations could be adversely affected and decreased liquidity for the Shares or losses for Shareholders could result.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Bitcoin blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Bitcoin network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. In May 2022, OFAC banned all U.S. persons from using Blender.io, a digital asset mixing application that operates on the Bitcoin blockchain to obfuscate the origin, destination and counterparties of blockchain transactions, by adding certain digital asset wallet addresses associated with Blender.io to its Specially Designated Nationals list. Blender.io receives a variety of transactions and mixes them together before transmitting them to their ultimate destinations. On March 23, 2022, Lazarus Group, a state-sponsored cyber hacking group associated with North Korea, carried out a major virtual currency heist from a blockchain project linked to the online game Axie Infinity; Blender.io was used in processing some of the illicit proceeds. The US Treasury Department’s press release announcing the sanctions on Blender.io observed that, while most virtual currency activity is licit, virtual currency can be used for illicit activity, including sanctions evasion, through mixers, peer‑to‑peer exchangers, darknet markets, and exchanges. This includes the facilitation of heists, ransomware schemes, and other cybercrimes. On October 19, 2023, FinCEN published a proposed rulemaking under authorities in Section 311 of the USA PATRIOT Act that would impose requirements on financial institutions that engage in CVC transactions that involve CVC mixing within or involving a jurisdiction outside the United States. FinCEN’s rulemaking states that CVC mixing transactions can play a central role in facilitating the laundering of CVC derived from a variety of illicit activity, and are frequently used by criminals and state actors to facilitate a range of illicit activity, including, but not limited to, money laundering, sanctions evasion and weapons of mass destruction proliferation. Given that blockchain networks, including the Bitcoin network, is global and anyone can access them, validate transactions or transfer digital assets through them, and the fact that their operators, creators or programmers sometimes remain anonymous, it is not inconceivable that bad actors, such as those subject to sanctions, could seek to do so. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities or a digital asset, or network participant, such as miners or users, were associated with bad actors or illicit activity. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil liability or lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset platforms. Any of the aforementioned or similar occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. If the Trust, the Sponsor or the Trustee were to transact with a sanctioned entity, the Trust, the Sponsor or the Trustee would be at risk of potential criminal or civil lawsuits or liability.

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

The Trust and affiliates of the consolidated parent of the Sponsor (“BlackRock”) have adopted and implemented policies and procedures that are designed to comply with applicable anti-money laundering laws and sanctions laws and regulations, including applicable know your customer (“KYC”) laws and regulations. The Sponsor and the Trust will only interact with known third-party service providers with respect to whom the Sponsor or its affiliates have engaged in a thorough due diligence process and or a thorough KYC process, such as the Authorized Participants or their designated agents or clients, Bitcoin Trading Counterparties, Prime Execution Agent and Bitcoin Custodian. The Prime Execution Agent and Bitcoin Custodian must undergo counterparty due diligence by BlackRock. Each Authorized Participant must undergo onboarding by BlackRock prior to placing creation or redemption orders with respect to the Trust. Each Bitcoin Trading Counterparty must undergo onboarding by BlackRock prior to entering into bitcoin transactions with the Trust. Each Bitcoin Trading Counterparty who deposits bitcoin as part of a purchase made by the Trust in connection with a cash creation or receives bitcoin from the Trust as part of a sale made by the Trust in connection with a cash redemption must establish an account – and transfer or receive such bitcoin through such account – at the Prime Execution Agent. When trading through the Prime Execution Agent acting in an agency capacity with third parties through its Coinbase Prime service pursuant to the Prime Execution Agent Agreement, the bitcoin delivered to the Trust is delivered through execution with the Prime Execution Agent. As a result, the Sponsor and the Trust have instituted procedures reasonably designed to ensure that a situation would not arise where the Trust would engage in transactions with a counterparty whose identity the Sponsor and the Trust did not know.

Furthermore, Authorized Participants, as broker-dealers, the Prime Execution Agent, as an entity licensed to conduct virtual currency business activity by the New York Department of Financial Services, the Bitcoin Custodian, as a limited purpose trust company subject to New York Banking Law, and the Additional Bitcoin Custodian, as a national trust bank chartered by the OCC, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept creation and redemption requests from Authorized Participants and trade with Bitcoin Trading Counterparties who have represented to the Trust that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all bitcoin delivered by Bitcoin Trading Counterparties, such Bitcoin Trading Counterparties must represent to the Trust that they will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom such party obtains bitcoin being transferred and (ii) that such bitcoin being transferred by such party to the Trust were not derived from, or associated with, unlawful or criminal activity. The Trust will not hold any bitcoin except those that have been delivered by Bitcoin Trading Counterparties or by execution through the Prime Execution Agent, in connection with Authorized Participant creation requests. Moreover, the Prime Execution Agent has represented to the Trust that it has implemented and will maintain and follow compliance programs that are designed to comply with applicable sanctions and anti-money laundering laws and that it performs both initial and ongoing due diligence on each of its customers as well as ongoing transaction monitoring that is designed to identify and report suspicious activity conducted through customer accounts opened at the Prime Execution Agent, including any opened by the Trust’s counterparties for purposes of facilitating bitcoin deposits to, and withdrawals from, the Trust’s Trading Balance, as required by law.

The Prime Execution Agent, the Bitcoin Custodian and the Bitcoin Trading Counterparties have adopted and implemented anti-money laundering and sanctions compliance programs, which provides additional protections to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, every Bitcoin Trading Counterparty must establish an account at the Prime Execution Agent through which the Bitcoin Trading Counterparty transfers bitcoin to the Trust during a purchase order or receives bitcoin from the Trust in connection with a redemption order. The Prime Execution Agent performs screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Prime Execution Agent’s blockchain analytics screening program, any bitcoin that is delivered to the Trust’s account will undergo screening designed to assess whether the origins of that bitcoin are illicit.

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

However, there is no guarantee that such procedures will always prove to be effective or that the Prime Execution Agent and its affiliates will always perform their obligations. Such screening may also result in the bitcoin identified by such screening being blocked or frozen by the Prime Execution Agent and thus made unavailable to the Trust. Moreover, the Prime Execution Agent Agreement and Custodian Agreement require the Trust to attest that it has performed its own due diligence on the Authorized Participants it has contracted with to source bitcoin from and has confirmed that the Authorized Participants and Bitcoin Trading Counterparties, as applicable, have implemented policies, procedures and controls designed to comply with applicable anti-money laundering and applicable sanctions laws. Although the Trust arranges for such diligence to be performed, including by the Trust’s service providers, including the Sponsor or the Trustee or their affiliates, there is no guarantee such diligence will prove effective in identifying all possible sources of illicit financing risks. Bitcoin Trading Counterparties represent to the Trust that they conduct due diligence on their own counterparties from whom they source the bitcoin they deposit with the Trust in creation baskets, and that they have formed a reasonable belief that such bitcoin being transferred by the Bitcoin Trading Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity. However, there is the risk that Bitcoin Trading Counterparties may not conduct sufficient due diligence processes on the sources of their bitcoin or that their representations to the Trust may turn out to be inaccurate, which could cause the Trust to suffer a loss. If the Authorized Participants or Bitcoin Trading Counterparties have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s procedures or diligence prove to be ineffective, violations of such laws could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Prime Execution Agent and its affiliates, including the Bitcoin Custodian, under the Prime Execution Agent Agreement and Custodian Agreement, or the Trust’s other service providers and counterparties. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Regulatory changes or interpretations could obligate the Trust, the Trustee or the Sponsor to register and comply with new regulations, resulting in potentially extraordinary, nonrecurring expenses to the Trust.

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoin is treated. In particular, bitcoin may be classified by the CFTC as a “commodity interest” under the CEA or may be classified by the SEC as a “security” under U.S. federal securities laws. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Trustee decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the CEA, the Trust, the Trustee and the Sponsor may be subject to additional regulation under the CEA and CFTC regulations. The Sponsor or the Trustee may be required to register as a commodity pool operator or commodity trading adviser with the CFTC and become a member of the National Futures Association (“NFA”) and may be subject to additional regulatory requirements with respect to the Trust, including disclosure and reporting requirements. These additional requirements may result in extraordinary, recurring and/or nonrecurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

To the extent that bitcoin is deemed to fall within the definition of a security under U.S. federal securities laws, the Trust, the Trustee and the Sponsor may be subject to additional requirements under the Investment Company Act and the Sponsor or the Trustee may be required to register as an investment adviser under the Investment Advisers Act. Such additional registration may result in extraordinary, recurring and/or non-recurring expenses of the Trust, thereby materially and adversely impacting the Shares. If the Sponsor or the Trustee determines not to comply with such additional regulatory and registration requirements, the Trustee will terminate the Trust. Any such termination could result in the liquidation of the Trust’s bitcoin at a time that is disadvantageous to Shareholders.

Rules like those previously proposed by the SEC, that would amend the definition of a “qualified custodian” and expand the current custody rule in 406(4)-2 to cover all digital assets, including bitcoin and related advisory activities, would likely impose additional regulatory requirements with respect to the custody and storage of digital assets, including bitcoin. The Sponsor is studying the impact that such amendments may have on the Trust and its arrangements with the Bitcoin Custodian and Prime Execution Agent. It is possible that such amendments, if adopted, could prevent the Bitcoin Custodian and Prime Execution Agent from serving as service providers to the Trust, or require potentially significant modifications to existing arrangements under the Custodian Agreement and Prime Execution Agent Agreement, which could cause the Trust to bear potentially significant increased costs. If the Sponsor is unable to make such modifications or appoint successor service providers to fill the roles that the Bitcoin Custodian and Prime Execution Agent currently play, the Trust’s operations (including in relation to creations and redemptions of Baskets and the holding of bitcoin) could be negatively affected, the Trust could dissolve (including at a time that is potentially disadvantageous to Shareholders), and the value of the Shares or an investment in the Trust could be affected.

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

The Trust may take certain positions with respect to the tax consequences of Incidental Rights and its receipt of IR Digital Asset. If the IRS were to disagree with, and successfully challenge any of these positions, the Trust might not qualify as a grantor trust. In addition, the Sponsor has committed to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset to which the Trust may become entitled in the future. However, there can be no assurance that these abandonments would be treated as effective for U.S. federal income tax purposes, or that the Sponsor will continue to cause the Trust to irrevocably abandon any Incidental Rights and IR Digital Asset if there are future regulatory developments that would make it feasible for the Trust to retain those assets. If the Trust were treated as owning any asset other than bitcoin (and/or incidental cash) as of any date on which it creates or redeems Shares, it may cease to qualify as a grantor trust for U.S. federal income tax purposes.

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

The taxing authorities of certain states, including New York, (i) have announced that they will follow the Notice with respect to the treatment of digital currencies for state income tax purposes and/or (ii) have issued guidance exempting the purchase and/or sale of digital currencies for fiat currency from state sales tax. Other states have not issued any guidance on these points, and could take different positions (e.g., imposing sales taxes on purchases and sales of digital assets for fiat currency), and states that have issued guidance on their tax treatment of digital currencies (or other digital assets) could update or change their tax treatment of digital currencies (or other digital assets). It is unclear what further guidance on the treatment of digital currencies, for state or local tax purposes may be issued in the future. A state or local government authority’s treatment of bitcoin may have negative consequences, including the imposition of a greater tax burden on investors in bitcoin or the imposition of a greater cost on the acquisition and disposition of bitcoin generally.

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

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in Shares.

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

In the normal course of business, it is possible that the Trust could incur a taxable gain in connection with the sale of bitcoin (such as sales of bitcoin to obtain fiat currency with which to pay the Sponsor’s Fee or Trust expenses, and including deemed sales of bitcoin as a result of the Trust using bitcoin to pay the Sponsor’s Fee or its expenses) that is otherwise not associated with a distribution to Shareholders. Accordingly, Shareholders may be subject to tax due to the grantor trust status of the Trust even though there is not a corresponding distribution from the Trust.

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

Shareholders cannot be assured that the Sponsor will be willing or able to continue to serve as sponsor to the Trust for any length of time. If the Sponsor discontinues its activities on behalf of the Trust and a substitute sponsor is not appointed, the Trust will terminate and liquidate its bitcoin.

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

The Bitcoin Custodian has represented that it is a fiduciary under § 100 of the New York Banking Law. Further, the Bitcoin Custodian is a qualified custodian for purposes of Rule 206(4)-2(d)(6) under the Advisers Act and is licensed to custody the Trust’s bitcoin in trust on the Trust’s behalf. However, the Bitcoin Custodian may terminate the Custodian Agreement for cause at any time upon providing the applicable notice provided under the Custodian Agreement. If the Bitcoin Custodian resigns, is removed, or is prohibited by applicable law or regulation to act as custodian, and no successor custodian has been employed and/or operationalized, the Sponsor may dissolve the Trust in accordance with the terms of the Trust Agreement.

Coinbase serves as the bitcoin custodian and the prime execution agent for several competing exchange-traded bitcoin products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

The Prime Execution Agent and the Bitcoin Custodian are both affiliates of Coinbase Global. As of the date hereof, Coinbase Global is the largest publicly traded crypto asset company in the world by market capitalization and is also one of the largest crypto asset custodians in the world by assets under custody. By virtue of its leading market position and capabilities, and the relatively limited number of institutionally-capable providers of crypto asset brokerage and custody services, Coinbase serves as the bitcoin custodian and prime execution agent for several competing exchange-traded bitcoin products as well as other companies in the digital asset industry, such as digital asset treasury companies. Similarly, the Additional Bitcoin Custodian serves as the custodian for several competing exchange-traded bitcoin products and other companies in the digital asset industry. Therefore, Coinbase and Anchorage have a critical role in supporting the U.S. spot bitcoin exchange-traded product ecosystem and the digital assets industry generally, and their size and market share creates the risk that they may fail to properly resource its operations to adequately support all such products that use their services that could harm the Trust, the Shareholders and the value of the Shares. If the Bitcoin Custodian or Additional Bitcoin Custodian were to favor the interests of certain products over others, it could result in inadequate attention or comparatively unfavorable commercial terms to less favored products, which could adversely affect the Trust’s operations and ultimately the value of the Shares.

As illustrated by the 2022 Events, many of the players in the digital assets markets are interconnected - for example, certain market participants may be active in both borrowing and lending, or engage in a wide variety of trading relationships and transactions, with respect to many of the same counterparties, or with respect to the same digital assets or blockchain networks - which can heighten the contagion risks if one of them defaults on its obligations to others or a given digital blockchain network or digital asset were to stop functioning properly or lose substantial value, as applicable, leading to correlated failures in a wider market downturn or a disruption or market dislocation affecting that particular blockchain network or that particular digital asset, or losses. It is possible that, in circumstances similar to the 2022 Events, this interconnectedness risk affecting the Bitcoin Custodian, the Additional Bitcoin Custodian, the Prime Execution Agent, Authorized Participants, Bitcoin Trading Counterparties, or other service providers to the Trust could adversely affect the Trust or its Shareholders, for instance by disrupting creation and redemption processes, or (in the case of the Prime Execution Agent or the Bitcoin Custodian or Additional Bitcoin Custodian) resulting in a loss of funds, such as (in the event of a large scale system failure or cybersecurity breach) by exhausting available insurance funds.

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

Risk Factors Related to ERISA

In General.

Notwithstanding the commercially reasonable efforts of the Sponsor, it is possible that the underlying assets of the Trust will be deemed to include “plan assets” for the purposes of Part 4 of Subtitle B of Title I of ERISA or Section 4975 of the Code. A determination that the assets of the Trust were “plan assets” could result in, among other things, (i) the application of the prudence and other fiduciary standards of ERISA to investments made by the Trust and (ii) the possibility that certain transactions in which the Trust might otherwise seek to engage in the ordinary course of its business and operation could constitute non-exempt “prohibited transactions” under Section 406 of ERISA and/or Section 4975 of the Code, which could restrict the Trust from entering into an otherwise desirable investment or from entering into an otherwise favorable transaction. In addition, fiduciaries who decide to invest in the Trust could, under certain circumstances, be liable for “prohibited transactions” or other violations as a result of their investment in the Trust or as co-fiduciaries for actions taken by or on behalf of the Trust or the Sponsor. There may be other similar laws that also apply to an investment in the Trust.

Seed Capital Investor.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Trust does not have any officers, directors or employees. The Sponsor, a consolidated subsidiary of BlackRock, is responsible for the oversight and overall management of the Trust. The Sponsor relies on BlackRock’s ERM framework for the Trust’s cybersecurity risk management and strategy. Key aspects of the ERM framework are summarized below. The board of directors of the Sponsor (the “Board of Directors”) periodically receives reports from BlackRock regarding BlackRock’s cybersecurity program.

As of December 31, 2025, cybersecurity risks have not materially affected the Trust’s objective, results of operations or financial condition.

BlackRock’s Enterprise Risk Management Framework

BlackRock recognizes the importance of identifying, assessing, and managing material risks associated with cybersecurity threats. Cybersecurity represents an important component of BlackRock’s approach to ERM. BlackRock leverages a multi-layered defense model in which cybersecurity operational processes are executed by global information security and other firmwide teams, supported by dedicated internal audit and technology risk management (“TRM”) teams that independently review technology risks. BlackRock’s cybersecurity program is fully integrated into its ERM framework and is aligned with recognized frameworks, such as NIST Cybersecurity Framework, Cyber Risk Institute Profile, ISO/IEC 27001/27001, and other leading frameworks. BlackRock aims to inform and continuously improve its cybersecurity program through engagement with regulatory, client, insurer, vendor, partner, peer, government and industry organizations and associations, as well as external audit, technology risk, information security and other assessments.

BlackRock seeks to address cybersecurity risks through a global, multilayered strategy of control programs that are designed to preserve the confidentiality, integrity and availability of the information that BlackRock collects and stores by identifying, preventing and mitigating cybersecurity threats and incidents. As one of the critical elements of BlackRock’s overall ERM framework, BlackRock’s cybersecurity program is focused on the following key areas:

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

●

Safeguards: BlackRock deploys a range of people, processes and technical controls that are designed to protect BlackRock’s information systems from cybersecurity threats, which may include, among others: physical security controls; perimeter controls, including technical assessments, firewalls, network segregation and intrusion detection and prevention; tabletop exercises, ongoing vulnerability and patch management; vendor due diligence; multi‑factor authentication; device encryption; application security, code testing and penetration testing; endpoint security, including anti‑malware protection, threat intel and response, managed detection and response, security configuration management, portable storage device lockdown and restricted administrative privileges; employee awareness, training, and phishing testing; a data loss prevention program and monitoring; information security incident reporting and monitoring; and layered and comprehensive access controls.

●

Incident Response and Recovery Planning: BlackRock has established and maintains incident response and recovery plans that address BlackRock’s response to a cybersecurity incident, including processes designed to assess, escalate, contain, investigate and remediate an incident, as well as to comply with applicable legal obligations and mitigate potential reputational damage. These plans are evaluated on a periodic basis.

●

Third-Party Risk Management: BlackRock maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, counterparties and clients, as well as the systems of third parties that could significantly and adversely impact BlackRock’s business in the event of a cybersecurity incident affecting those third-party systems. Operational incidents can arise as a result of failures by third parties with which BlackRock does business, such as failures by internet, communication technology and cloud service providers or other vendors to adequately follow processes and procedures, safeguard their systems, or prevent system disruptions or cyber-attacks. Third-party risks are included within BlackRock’s ERM framework, and risk identification and mitigation are supported by BlackRock’s cybersecurity program. BlackRock also performs due diligence on certain third parties and monitors cybersecurity threats and risks identified through such diligence.

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

As of December 31, 2025, BlackRock is not aware of any cybersecurity risks that have materially affected or are reasonably likely to materially affect BlackRock’s business strategy, results of operations or financial condition.

BlackRock’s Cybersecurity Governance

BlackRock’s Board of Directors is actively engaged in the oversight of BlackRock’s risk management program. BlackRock’s Risk Committee assists BlackRock’s Board with its oversight of BlackRock’s levels of risk, risk assessment, risk management and related policies and processes, including risks arising from cybersecurity threats. BlackRock’s Risk Committee receives regular reports on BlackRock’s cybersecurity program, technology resilience risk management and related developments from members of our information security team, including the CISO. BlackRock’s Board and BlackRock’s Risk Committee also receive information regarding cybersecurity incidents that meet certain reporting thresholds. On an annual basis, senior members of BlackRock’s technology, risk and information security teams provide a comprehensive overview of BlackRock’s cyber risk and related programs to a joint session of BlackRock’s Board’s Risk and Audit Committees.

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

BlackRock’s cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by BlackRock’s CISO. As of December 31, 2025, the CISO had over 31 years of experience in information technology with a 25-year concentration in information security, including previously serving as the CISO at several global financial institutions. He also holds the Certified Information Systems Security Professional certification. The CISO works closely with the leadership team and other subject matter experts in the global cybersecurity group, who collectively have extensive prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs and overseeing cybersecurity controls in technology risk and audit functions, as well as having relevant degrees and industry-leading certifications.

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

Holders

As of December 31, 2025, there were approximately 172 DTC participating shareholders of record of the Trust. Because most of the Trust’s Shares are held by brokers and other institutions on behalf of shareholders, we are unable to estimate the total number of shareholders represented by these record holders.

Dividends

The Trust did not declare any cash distributions to Shareholders during the fiscal years ended December 31, 2025 and 2024. The Trust has no obligation to make periodic distributions to Shareholders.

Use of Proceeds from Registered Securities

Not applicable.

Purchases of Equity Securities by the Issuers and Affiliated Purchaser

133,040,000 Shares (3,326 Baskets) were redeemed during the fourth quarter of the year ended December 31, 2025.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
10/01/25 to 10/31/25	23,920,000	$62.0280
11/01/25 to 11/30/25	71,360,000	53.2036
12/01/25 to 12/31/25	37,760,000	50.2955
Total	133,040,000	$53.9648

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes to financial statements included with this report. The discussion and analysis that follows may contain statements that relate to future events or future performance. In some cases, such forward-looking statements can be identified by terminology such as “may,” “should,” “could,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by the Sponsor on the basis of its perception of historical trends, current conditions and expected future developments, as well as other factors it believes are appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions; however, is subject to a number of risks and uncertainties, including the special considerations discussed below, general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other world economic and political developments. Although the Sponsor does not make forward-looking statements unless it believes it has a reasonable basis for doing so, the Sponsor cannot guarantee their accuracy. Except as required by applicable disclosure laws, neither the Trust nor the Sponsor is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Introduction

The Trust is a Delaware statutory trust. The Trust does not have any officers, directors, or employees, and is administered by the Third Amended and Restated Trust Agreement dated as of June 27,  2025, among the Sponsor, the Trustee and the Delaware Trustee. The Trust issues Shares representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

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

Valuation of Bitcoin; The CF Benchmarks Index

On each Business Day, as soon as practicable after 4:00 p.m. ET, the Trust evaluates the bitcoin held by the Trust as reflected by the CF Benchmarks Index and determines the net asset value of the Trust and the NAV. For purposes of making these calculations, a Business Day means any day other than a day when NASDAQ is closed for regular trading. The CF Benchmarks Index is calculated as of 4:00 p.m. ET. The CF Benchmarks Index is designed based on the IOSCO Principles for Financial Benchmarks and is a Registered Benchmark under the UK BMR. The Index Administrator is a UK incorporated company authorized and regulated by the FCA of the UK as a Benchmark Administrator under the UK BMR.

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

Valuation of Bitcoin

The following chart shows the daily bitcoin price, as applicable for the period January 5, 2024 through December 31, 2025:

Bitcoin Prices (January 2024 - December 2025)

Results of Operations

The Year Ended December 31, 2025

The Trust’s net asset value increased from $51,519,566,547 at December 31, 2024 to $67,401,155,244 at December 31, 2025, a 30.83% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the number of outstanding Shares, which rose from 970,440,000 Shares at December 31, 2024 to 1,358,680,000 Shares at December 31, 2025, a consequence of 623,640,000 Shares (15,591 Baskets) being created and 235,400,000 Shares (5,885 Baskets) being redeemed during the year. The increase in the Trust’s net asset value was partially offset by a decrease in the price of bitcoin, which fell 6.32% from $93,365.36 at December 31, 2024 to $87,463.03 at December 31, 2025.

The 6.55% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $53.09 at December 31, 2024 to $49.61 at December 31, 2025 is directly related to the 6.32% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the net Sponsor’s Fee, which was $174,563,824 for the year, or 0.25% of the Trust’s average weighted assets of $69,896,349,409 during the year.

The NAV of $71.32 on October 6, 2025 was the highest during the year, compared with a low during the year of $43.60 on April 8, 2025.

Net decrease in net assets resulting from operations for the year ended December 31, 2025 was $8,968,686,985, resulting from an unrealized loss on investment in bitcoin of $11,437,550,471 and a net investment loss of $174,563,824, partially offset by a net realized gain of $41,985,070 from bitcoin sold to pay expenses, a net realized gain of $2,110,644,201 from bitcoin sold for the redemption of Shares and a net realized gain of $490,798,039 from bitcoin paid for the in-kind redemptions of Shares. Other than the net Sponsor’s Fee of $174,563,824, the Trust had no expenses during the year.

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

The 112.36% increase in the Financial Statement NAV from $25.00 at December 31, 2023 to $53.09 at December 31, 2024 is directly related to the 112.78% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s Fee, which was $47,498,665 for the period, or 0.22% of the Trust’s average weighted assets of $21,516,137,559 during the period.

The NAV of $60.57 on December 17, 2024 was the highest during the period, compared with a low during the period of $22.36 on January 23, 2024.

Net increase in net assets resulting from operations for the year ended December 31, 2024 was $14,232,135,930, resulting from a net realized gain of $18,811,883 from bitcoin sold to pay expenses, a net realized gain of $103,751,770 from bitcoin sold for the redemption of Shares and an unrealized gain on investment in bitcoin of $14,157,070,942, partially offset by a net investment loss of $47,498,665. Other than the net Sponsor’s Fee of $47,498,665, the Trust had no expenses during the period.

The Year Ended December 31, 2023

At December 31, 2023, the Trust had no operations other than a sale to BlackRock Financial Management, Inc., the Seed Capital Investor, of 4,000 shares of common stock for $100,000 ($25.00 per share).

On January 5, 2024, the Seed Shares were redeemed for cash and the Seed Capital Investor purchased the Seed Creation Baskets, comprising of 400,000 Shares at a per-Share price of $25.00. Total proceeds to the Trust from the sale of the Seed Creation Baskets were $10 million. On January 5, 2024, the Trust purchased 227.90250 bitcoin with the proceeds of the Seed Creation Baskets using the Prime Execution Agent.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The following tables show the Trust’s quarterly financial information for 2025 and 2024.

	Three Months Ended (Unaudited)
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025
Expenses
Sponsor’s fees	$33,043,551	$38,686,944	$53,295,322	$49,716,089
Sponsor’s fees waived	(178,082)	—	—	—
Total expenses	32,865,469	38,686,944	53,295,322	49,716,089
Net investment loss	(32,865,469)	(38,686,944)	(53,295,322)	(49,716,089)
Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	8,440,558	7,687,519	14,927,710	10,929,283
Bitcoin sold for the redemption of Shares	624,399,288	254,383,671	444,379,757	787,481,485
Bitcoin paid for the in-kind redemptions of Shares	—	—	—	490,798,039
Net realized gain	632,839,846	262,071,190	459,307,467	1,289,208,807
Net change in unrealized appreciation/depreciation on investment in bitcoin	(7,057,849,155)	14,244,730,958	4,271,556,131	(22,895,988,405)
Net realized and unrealized gain (loss)	(6,425,009,309)	14,506,802,148	4,730,863,598	(21,606,779,598)
Net increase (decrease) in net assets resulting from operations	$(6,457,874,778)	$14,468,115,204	$4,677,568,276	$(21,656,495,687)
Net increase (decrease) in net assets per Share	$(6.41)	$13.08	$3.59	$(15.60)

	Three Months Ended (Unaudited)
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024
Expenses
Sponsor’s fees	$4,211,219	$11,510,364	$13,122,598	$24,612,913
Sponsor’s fees waived	(1,074,550)	(1,616,120)	(1,633,880)	(1,633,879)
Total expenses	3,136,669	9,894,244	11,488,718	22,979,034
Net investment loss	(3,136,669)	(9,894,244)	(11,488,718)	(22,979,034)
Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	100,525	1,354,605	(562,447)	17,919,200
Bitcoin sold for the redemption of Shares	—	872,888	(86,430)	102,965,312
Net realized gain (loss)	100,525	2,227,493	(648,877)	120,884,512
Net change in unrealized appreciation/depreciation on investment in bitcoin	3,806,745,993	(2,102,796,450)	119,089,128	12,334,032,271
Net realized and unrealized gain (loss)	3,806,846,518	(2,100,568,957)	118,440,251	12,454,916,783
Net increase (decrease) in net assets resulting from operations	$3,803,709,849	$(2,110,463,201)	$106,951,533	$12,431,937,749
Net increase (decrease) in net assets per Share	$19.07	$(4.25)	$0.18	$15.33

See Index to Financial Statements on page F-1 for a list of the financial statements being filed herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in accountants and no disagreements with accountants during the year ended December 31, 2025.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of December 31, 2025, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

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

The Sponsor’s management, including the principal executive officer and principal financial officer of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025. In making its assessment, the Sponsor’s management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its report entitled “Internal Control – Integrated Framework” (2013). Based on their assessment and those criteria, the Sponsor’s management concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Trust’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

Section 13(r) Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures regarding activities at Malaysia Airport Holdings Berhad, in which certain funds and entities affiliated with Global Infrastructure Management, LLC, a consolidated subsidiary of BlackRock, Inc., obtained a minority non-controlling interest.

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

Shannon Ghia is the President and Chief Executive Officer, and Bryan Bowers is the Chief Financial Officer of the Sponsor.

The Sponsor is managed by the Board of Directors composed of Philip Jensen, Peter Landini, Lindsey Haswell, Shannon Ghia and Bryan Bowers.

Shannon Ghia, 49, has served as a Director of the Sponsor since March 2022 and became a principal of the Sponsor on April 18, 2022. Ms. Ghia is a Managing Director of BlackRock and has served as Global Co-Head of ETF Markets since January 1, 2022. ETF Markets encompasses the Global Markets and Product Engineering teams within EII Markets and Investments (“the Engine”) of BlackRock’s ETF and Index Investing organization. The Engine teams drive investment integrity and market quality in BlackRock’s ETF and index portfolios. Global Markets and Product Engineering together strive to safeguard ETF trading, evolve the ETF ecosystem and develop best-in-class products with enduring integrity that promote clients’ financial well‑being. From January 1, 2016 to December 31, 2021, Ms. Ghia served as the U.S. Head of iShares Global Markets and was responsible for overseeing primary and secondary trading of the iShares ETF suite and developing the ETF ecosystem. In this capacity, Ms. Ghia built out the ETF trading platform and operational best practices to support a greater complexity of products and an acceleration in trading volumes. She also worked closely with exchanges, ETF service providers and liquidity providers to promote ETF market quality. Ms. Ghia’s service with BlackRock or its affiliates dates to 2002, including her years with Barclays Global Investors. Ms. Ghia earned a BA degree in Business / Economics with an emphasis in Accounting from the University of California, Santa Barbara.

Bryan Bowers, 51, has been employed by BlackRock or its affiliates since September 6, 2011, performing supervisory and managerial functions. Mr. Bowers is a Managing Director of BlackRock and is a member of the Product Governance & Reporting Team within BlackRock’s Global Accounting and Product Services (“GAAPS”) function. Mr. Bowers serves as the Chief Trust Officer of BlackRock Institutional Trust Company (“BTC”) and the Chief Financial Officer for the US iDTS trusts. From 2021 to 2025, Mr. Bowers oversaw fund accounting operations, strategic product initiatives, fund certifications, accounting policies and provides support to the audit committee of the board for each iShares Trust, iShares, Inc. and iShares U.S. ETF Trust. From September 1, 2014 to October 3, 2021, Mr. Bowers served as a Director on the Global Financial Reporting on the Business Operations & Technology team within BlackRock’s GAAPS function. From September 6, 2011 to August 31, 2014, Mr. Bowers served as a Vice President on BlackRock’s Fund Administration team. Prior to joining BlackRock, Mr. Bowers served as an Assistant Vice President of State Street Corporation or its affiliates, where he served as a Unit Manager within the Global and Corporate Bond Accounting Units from September 1, 2007 to September 4, 2011. Mr. Bowers earned his B.S. degree in accounting from Stockton University.

Philip Jensen, 67, is Chairman of the Sponsor’s audit committee. In June 2001, Mr. Jensen joined Paul Capital Partners, an investment firm focusing on the secondary private equity and healthcare markets, for which he presently serves as Partner and previously served as Chief Operating Officer from 2002 to 2020. Mr. Jensen received his Bachelor of Science from San Francisco State University and practiced as a California Certified Public Accountant through 1992.

Peter Landini, 74, is a member of the Sponsor’s audit committee. In January 2003, Mr. Landini joined RBP Investment Advisors, Inc., a financial planning consultancy firm, for which he presently serves as Partner and Wealth Manager. Mr. Landini received his Bachelor of Science in accounting from Santa Clara University and an MBA in finance from Golden Gate University. Mr. Landini is a certified financial planner.

Lindsey Haswell, 47, is the Chief Legal Officer of Tempo Labs, a layer-one blockchain designed specifically for payments that was incubated by Stripe and Paradigm that she joined in August 2025. She is also on the board of ProCap Acquisition Corp., a fintech-focused special purpose acquisition company. She served as the Chief Legal and Administrative Officer for crypto payments firm MoonPay from February 2023 to August 2025, and the Chief Legal and Administrative Officer for crypto-asset firm Blockchain.com from May 2021 to February 2023. Since July 2022, she also has served on the founding team of the Core blockchain network, a Bitcoin-powered layer-one blockchain. Ms. Haswell was the Chief Legal and Administrative Officer of mobility company Lime from September 2018 to May 2021 and was a founding member of Uber’s Legal team, on which she served from January 2015 to November 2017. In November 2017, she founded a venture-backed company in the autonomous vehicle space. From August 2003 to January 2015, Ms. Haswell worked at the law firm Gibson, Dunn & Crutcher LLP, where she focused on tech counseling and litigation. Ms. Haswell earned a degree in Political Science and Journalism from the University of Southern California and a law degree from the University of Southern California.

The Sponsor has a code of ethics (the “Code of Ethics”) that applies to its executive officers, including its Chief Executive Officer, President, Chief Financial Officer and Treasurer, who perform certain functions with respect to the Trust that, if the Trust had executive officers would typically be performed by them. The Code of Ethics is available by writing the Sponsor at 400 Howard Street, San Francisco, CA 94105 or calling the Sponsor at (415) 670-2000. The Sponsor’s Code of Ethics is intended to be a codification of the business and ethical principles that guide the Sponsor, and to deter wrongdoing, to promote (1) honest and ethical conduct (including the ethical handling of actual or apparent conflicts of interest), (2) full, fair, accurate, timely and understandable disclosure in public reports, documents and communications, (3) compliance with applicable laws and governmental rules and regulations, (4) prompt internal reporting of violations of the Code of Ethics and (5) accountability for adherence to the Code of Ethics.

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

Item 11. Executive Compensation.

The Trust has no employees, officers or directors. The Trust is managed by the Sponsor and pays the Sponsor the Sponsor’s Fee. For the year ended December 31, 2025, the Trust has incurred Sponsor’s Fee of $174,563,824.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Security Ownership of Certain Beneficial Owners and Management

Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11 above.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The table below summarizes the fees for services performed by PricewaterhouseCoopers LLP for the years ended December 31, 2025 and 2024.

	2025	2024
Audit fees	$182,850	$90,400
Audit-related fees	7,570	9,150
Tax fees	—	—
All other fees	—	—
Total	$190,420	$99,550

Approval of Independent Registered Public Accounting Firm Services and Fees

The audit committee of the Board of Directors of the Sponsor approved, prior to the commencement of the engagement, the engagement of and compensation to be paid to PricewaterhouseCoopers LLP as auditors of the Trust.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as part of this report.

Financial Statement Schedules

Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

The following documents are filed herewith or incorporated herein and made a part of this Annual Report:

Exhibit No.	Description
3.1	Certificate of Trust of iShares Bitcoin Trust incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S‑1 (File No. 333-272680) filed by the Registrant on June 15, 2023

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

4.1

Third Amended and Restated Trust Agreement incorporated by reference to Exhibit 4.1 of the Pre-Effective Amendment No. 2 to Post‑Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-272680) filed by the Registrant on July 2, 2025

4.2

Form of Authorized Participant Agreement incorporated by reference to Exhibit 4.2 of the Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 2 to the Registration Statement on Form S-1 on Form S-3 (File No. 333-272680) filed by the Registrant on May 9, 2025

4.3

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 001-41914) filed by the Registrant on March 5, 2025

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

10.5	ETF Services Agreement with BRIL incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1/A (File No. 333‑272680) filed by the Registrant on October 19, 2023

10.6	Amendment to the Third Amended and Restated Coinbase Prime Broker Agreement incorporated by reference to Exhibit 10.1 of Form of 8-K (File No. 001-41914) filed by the Registrant on September 19, 2024

10.7	Master Custody Service Agreement with Anchorage Digital Bank N.A. incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 001‑41914) filed by the Registrant on April 8, 2025

19.1*	Global Insider Trading Policy

23.1*	Consent of PricewaterhouseCoopers LLP

31.1*	Certification by Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification by Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification by Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

32.2*	Certification by Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002

Exhibit No.	Description
97.1	Executive Officer Incentive-Based Compensation Clawback Policy is incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K filed by the Registrant on March 4, 2024

99.1*	Section 13(r) Disclosure

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File included as Exhibit 101 (embedded within the Inline XBRL document)

*    Filed herewith

Item 16. Form 10-K Summary.

None.

iShares® Bitcoin Trust ETF
Financial Statements
Index

Report of Independent Registered Public Accounting Firm

To the Sponsor and Shareholders of iShares Bitcoin Trust ETF

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of assets and liabilities, including the schedules of investments, of iShares Bitcoin Trust ETF (the "Trust") as of December 31, 2025 and 2024, the related statements of operations for the years then ended and statements of changes in net assets and of cash flows for the years then ended and for the period October 27, 2023 (date of seeding) to December 31, 2023, including the related notes (collectively referred to as the "financial statements"). We also have audited the Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2025 and 2024, the results of its operations for the years then ended, and changes in its net assets and its cash flows for the years then ended and for the period October 27, 2023 (date of seeding) to December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Sponsor’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Trust’s financial statements and on the Trust’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

PricewaterhouseCoopers LLP, 2001 Market Street, Suite 1800, Philadelphia, PA 19103

T: (267) 330 3000, www.pwc.com/us

Definition and Limitations of Internal Control over Financial Reporting

A trust’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A trust’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the trust; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the trust are being made only in accordance with authorizations of the Sponsor’s management and the Sponsor of the trust; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Existence of and Rights to the Investment in Bitcoin

As described in Notes 1 and 2 to the financial statements, the Trust accounts for its investment in bitcoin at fair value in accordance with its classification as an investment company for accounting purposes. As of December 31, 2025, the fair value of the Trust’s investment in bitcoin was $67.4 billion, with a respective cost basis of $64.7 billion. As disclosed by management, digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet”, at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

The principal considerations for our determination that performing procedures relating to the existence of, and the Trust’s rights to, the investment in bitcoin is a critical audit matter are (i) a high degree of auditor effort in performing procedures and evaluating audit evidence related to the existence of, and the Trust’s rights to, the investment in bitcoin and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included the involvement of professionals with specialized skill and knowledge to assist in evaluating evidence of the effectiveness of the third-party custodian’s controls related to (i) reconciliation of the investment in bitcoin from the third-party custodian’s records to the public blockchain and (ii) safeguarding of the investment in bitcoin held by the third-party custodian, including the generation of the private cryptographic keys and the storing of these keys. These procedures also included, among others (i) confirming the Trust’s investment in bitcoin with the third-party custodian as of December 31, 2025 and comparing the information in the confirmation response to the Trust’s records; (ii) testing purchases and sales executed by the Trust related to the investment in bitcoin for a sample of transactions by obtaining and inspecting source documents, such as trade tickets, third-party custodian statements, and bank statements, as well as whether the transactions were appropriately authorized by the Trust by obtaining and inspecting approval records; and (iii) the involvement of professionals with specialized skill and knowledge to assist in (a) comparing the investment in bitcoin from the third-party custodian’s confirmation response to the public blockchain and (b) evaluating whether the Trust had access to the private cryptographic keys held by the third-party custodian by tracing certain withdrawal transactions executed by the Trust to the public blockchain.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania

February 27, 2026

We have served as the Trust’s auditor since 2023.

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities

At December 31, 2025 and 2024

	December 31,
	2025	2024
Assets
Investment in bitcoin, at fair value(a)	$67,415,764,355	$51,530,013,513
Cash	38,894	126,735
Receivable for investments sold	—	23,451,063
Total Assets	67,415,803,249	51,553,591,311

Liabilities
Sponsor’s fees payable	14,648,005	10,574,324
Payable for capital shares redeemed	—	23,450,440
Total Liabilities	14,648,005	34,024,764

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$67,401,155,244	$51,519,566,547

Shares issued and outstanding(b)	1,358,680,000	970,440,000
Net asset value per Share (Note 2C)	$49.61	$53.09

(a)	Cost of investment in bitcoin: $64,696,243,884 and $37,372,942,571, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations

For the years ended December 31, 2025 and 2024

	Years Ended December 31,
	2025	2024
Expenses
Sponsor’s fees	$174,741,906	$53,457,094
Sponsor’s fees waived	(178,082)	(5,958,429)
Total expenses	174,563,824	47,498,665
Net investment loss	(174,563,824)	(47,498,665)

Net Realized and Unrealized Gain (Loss)
Net realized gain from:
Bitcoin sold to pay expenses	41,985,070	18,811,883
Bitcoin sold for the redemption of Shares	2,601,442,240 (d)	103,751,770
Net realized gain	2,643,427,310 (b)	122,563,653 (c)
Net change in unrealized appreciation/depreciation	(11,437,550,471)	14,157,070,942
Net realized and unrealized gain (loss)	(8,794,123,161)	14,279,634,595

Net increase (decrease) in net assets resulting from operations	$(8,968,686,985)	$14,232,135,930

Net increase (decrease) in net assets per Share(a)	$(7.46)	$26.93

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the year.
(b)	Includes $3,152,373,646 of realized gains and $(508,946,336) of realized losses.
(c)	Includes $132,278,310 of realized gains and $(9,714,657) of realized losses.
(d)	Includes $490,798,039 of bitcoin paid for the in-kind redemption of Shares

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets

For the years ended December 31, 2025, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023

	Years Ended December 31,		For the Period from October 27, 2023 (Date of Seeding) to December 31,
	2025	2024	2023
Net Assets, Beginning of Period	$51,519,566,547	$100,000	$—

Operations:
Net investment loss	(174,563,824)	(47,498,665)	—
Net realized gain	2,643,427,310	122,563,653	—
Net change in unrealized appreciation/depreciation	(11,437,550,471)	14,157,070,942	—
Net increase (decrease) in net assets resulting from operations	(8,968,686,985)	14,232,135,930	—

Capital Share Transactions:
Contributions for Shares issued	37,577,675,340	37,829,056,553	100,000
Distributions for Shares redeemed	(12,727,399,658)	(541,725,936)	—
Net increase in net assets from capital share transactions	24,850,275,682	37,287,330,617	100,000

Increase in net assets	15,881,588,697	51,519,466,547	100,000

Net Assets, End of Period	$67,401,155,244	$51,519,566,547	$100,000

Shares issued and redeemed
Shares issued	623,640,000	982,160,000	4,000
Shares redeemed	(235,400,000)	(11,724,000)	—
Net increase in Shares issued and outstanding	388,240,000	970,436,000	4,000

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows

For the years ended December 31, 2025, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023

	Years Ended December 31,		For the Period from October 27, 2023 (Date of Seeding) to December 31,
	2025	2024	2023
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(8,968,686,985)	$14,232,135,930	$—
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(31,811,527,239)	(37,805,056,591)	—
Proceeds from bitcoin sold	12,074,149,512	531,226,610	—
Net realized (gain) loss	(2,643,427,310)	(122,563,653)	—
Net change in unrealized appreciation/depreciation	11,437,550,471	(14,157,070,942)	—
Change in operating assets and liabilities:
Sponsor’s fees payable	4,073,681	10,574,324	—
Net cash used in operating activities	$(19,907,867,870)	$(37,310,754,322)	$—
Cash Provided by Financing Activities
Proceeds from issuance of Shares	$31,813,175,850	$37,829,056,553	$100,000
Payments for Shares redeemed	(11,905,395,821)	(518,275,496)	—
Net cash provided by financing activities	$19,907,780,029	$37,310,781,057	$100,000
Cash
Net increase (decrease) in cash	$(87,841)	$26,735	$100,000
Cash, beginning of period	126,735	100,000	—
Cash, end of period	$38,894	$126,735	$100,000
Supplemental disclosure of non-cash information:
Bitcoin purchased for Shares issued	$5,764,499,490	$—	$—
Bitcoin paid for Shares redeemed	$(845,454,277)	$—	$—

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments

At December 31, 2025 and 2024

December 31, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	770,792	$64,696,243,884	$67,415,764,355

Total Investments – 100.02%			67,415,764,355
Liabilities in Excess of Other Assets – (0.02)%			(14,609,111)
Net Assets – 100.00%			$67,401,155,244

December 31, 2024

Description	Quantity	Cost	Fair Value
Bitcoin	551,918	$37,372,942,571	$51,530,013,513

Total Investments – 100.02%			51,530,013,513
Liabilities in Excess of Other Assets – (0.02)%			(10,446,966)
Net Assets – 100.00%			$51,519,566,547

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements

December 31, 2025

1 - Organization

The iShares Bitcoin Trust ETF (the “Trust”) was organized on June 8, 2023 as a Delaware statutory trust. The trustee is BlackRock Fund Advisors (the “Trustee”), which is responsible for the day-to-day administration of the Trust. The Trust’s sponsor is iShares Delaware Trust Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The Bank of New York Mellon serves as the “Trust Administrator.” The Trust is governed by the provisions of the Third Amended and Restated Trust Agreement (the “Trust Agreement”) executed by the Sponsor, the Trustee and Wilmington Trust, National Association, a national association (“Delaware Trustee”), as of June 27, 2025, as amended by Supplement No. 1 thereto, with effect from November 21, 2025. The Trust issues units of beneficial interest (“Shares”) representing fractional undivided beneficial interests in its net assets.

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

The net asset value of the Trust equals the total assets of the Trust, which consists solely of bitcoin and cash, less total liabilities of the Trust, each determined by the Trustee pursuant to policies established from time to time by the Trustee or its affiliates or otherwise described herein. The Trust’s periodic financial statements are prepared in accordance with the Financial Accounting Standards Board Accounting Standards Codification Topic 820, “Fair Value Measurement” and utilize an exchange-traded price from the Trust’s principal market for bitcoin as of 11:59 p.m. Eastern Time (“ET”) on the Trust’s financial statement measurement date. The Sponsor determines in its sole discretion the valuation sources and policies used to prepare the Trust’s financial statements in accordance with U.S. GAAP. The Trust engages a third-party vendor to obtain a price from a principal market for bitcoin, which is determined and designated by such third-party vendor daily based on its consideration of several exchange characteristics, including oversight, and the volume and frequency of trades.

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

Additionally, the Trust Administrator monitors for unusual prices and escalates to the Trustee if detected. If the CF Benchmarks Index is not used, the Trust will notify Shareholders in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. The Trust Administrator calculates the net asset value of the Trust and the NAV once on each day other than a Saturday or a Sunday or a day on which NASDAQ is closed for regular trading (a “Business Day”). The NAV for a normal trading day will be released after 4:00 p.m. ET. Trading during the core trading session on NASDAQ typically closes at 4:00 p.m. ET. However, NAVs are not officially released until after the completion of a comprehensive review of the NAV and prices utilized to determine the NAV of the Trust by the Trust Administrator. Upon the completion of the end of day reviews by the Trust Administrator the NAV is released to the public typically by 5:30 p.m. ET and generally no later than 8:00 p.m. ET. The period between 4:00 p.m. ET and the NAV release after 5:30 p.m. ET (or later) provides an opportunity for the Trust Administrator and the Trustee to detect, flag, investigate, and correct unusual pricing should it occur and implement a Fair Value Event, if necessary. Any such correction could adversely affect the value of the Shares.

The Trust’s periodic financial statements may not utilize the net asset value of the Trust to the extent the methodology used to calculate the Index is deemed not to be consistent with U.S. GAAP.

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the years ended December 31, 2025 and 2024:

Year Ended December 31, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased(a)	354,176	37,576,026,729	37,576,026,729	—
Bitcoin sold for the redemption of shares(b)	(133,644)	(10,125,382,266)	(12,726,824,506)	2,601,442,240
Bitcoin sold to pay expenses	(1,658)	(127,343,150)	(169,328,220)	41,985,070
Net realized gain(b)	—	—	2,643,427,310	—
Net change in unrealized appreciation/depreciation	—	—	(11,437,550,471)	—
Ending balance	770,792	$64,696,243,884	$67,415,764,355	$2,643,427,310

(a)	Includes bitcoin purchased in-kind for Shares issued of $5,764,499,490.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $845,454,277 (Cost of bitcoin paid was $354,656,238 and realized gain of bitcoin paid was $490,798,039).

Year Ended December 31, 2024	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	—	$—	$—	$—
Bitcoin purchased	558,752	37,805,056,591	37,805,056,591	—
Bitcoin sold for the redemption of shares	(5,399)	(346,193,218)	(449,944,988)	103,751,770
Bitcoin sold to pay expenses	(1,435)	(85,920,802)	(104,732,685)	18,811,883
Net realized gain	—	—	122,563,653	—
Net change in unrealized appreciation/depreciation	—	—	14,157,070,942	—
Ending balance	551,918	$37,372,942,571	$51,530,013,513	$122,563,653

C.	Calculation of Net Asset Value

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

Share activities for the years ended December 31, 2025, 2024 and for the Period from October 27, 2023 (Date of Seeding) to December 31, 2023 were as follows:

	December 31,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
Shares issued	623,640,000	$37,577,675,340	982,160,000	$37,829,056,553	4,000	$100,000
Shares redeemed	(235,400,000)	(12,727,399,658)	(11,724,000)	(541,725,936)	—	—
Net increase	388,240,000	$24,850,275,682	970,436,000	$37,287,330,617	4,000	$100,000

F.	Federal Income Taxes

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of December 31, 2025 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

3 - Trust Expenses

The Sponsor’s Fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the year ended December 31, 2025, the Sponsor’s Fee was $174,741,906.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s Fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s Fee so that the Sponsor’s Fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s Fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the year ended December 31, 2025, the amount waived was $178,082.

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

8 - Financial Highlights

The following financial highlights relate to investment performance and operations for a Share outstanding for the year ended December 31, 2025 and for the period ended December 31, 2024.

	December 31,
	2025	2024
Net asset value per Share, beginning of period	$53.09	$25.00
Net investment loss(a)	(0.15)	(0.09)
Net realized and unrealized gain (loss)(b)	(3.33)	28.18
Net increase (decrease) in net assets from operations	(3.48)	28.09
Net asset value per Share, end of period	$49.61	$53.09
Total return, at net asset value(c)	(6.55)%	101.93	%(d)(e)(f)
Ratio to average net assets:
Net investment loss	(0.25)%	(0.22	)(g)
Total expenses	0.25%	0.25	%(g)
Total expenses after fees waived	0.25%	0.22	%(g)

(a)	Based on average Shares outstanding during the period.
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

At December 31, 2025 and December 31, 2024, the value of the bitcoin held by the Trust is categorized as Level 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned in the capacities* indicated thereunto duly authorized.

iShares Delaware Trust Sponsor LLC,
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

/s/ Shannon Ghia

Shannon Ghia
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	February 27, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	February 27, 2026

/s/ Philip Jensen

Philip Jensen
Director

Date:	February 27, 2026

/s/ Peter Landini

Peter Landini
Director

Date:	February 27, 2026

/s/ Lindsey Haswell

Lindsey Haswell
Director

Date:	February 27, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers or directors of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.