Form 10-Q
period 2026-03-31
iShares Bitcoin Trust ETF
filed 2026-05-07
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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

As of April 30, 2026, the Registrant had 1,429,680,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$53,396,223,856	$67,415,764,355
Cash	21,295	38,894
Total Assets	53,396,245,151	67,415,803,249

Liabilities
Sponsor’s fee payable	11,498,433	14,648,005
Total Liabilities	11,498,433	14,648,005

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$53,384,746,718	$67,401,155,244

Shares issued and outstanding(b)	1,382,480,000	1,358,680,000
Net asset value per Share (Note 2C)	$38.62	$49.61

(a)	Cost of investment in bitcoin: $65,593,608,745 and $64,696,243,884, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026		2025
Expenses
Sponsor’s fee	$36,689,450		$33,043,551
Sponsor’s fee waived	—		(178,082)
Total expenses	36,689,450		32,865,469
Net investment loss	(36,689,450)		(32,865,469)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	(5,559,506)		8,440,558
Bitcoin sold for the redemption of Shares	(169,272,987	)(b)	624,399,288
Net realized gain (loss)	(174,832,493	)(c)	632,839,846 (d)
Net change in unrealized appreciation/depreciation	(14,916,905,360)		(7,057,849,155)
Net realized and unrealized loss	(15,091,737,853)		(6,425,009,309)

Net decrease in net assets resulting from operations	$(15,128,427,303)		$(6,457,874,778)

Net decrease in net assets per Share(a)	$(11.09)		$(6.41)

(a)	Net decrease in net assets per Share based on average shares outstanding during the period.
(b)	Includes $311,099,728 of bitcoin paid for the in-kind redemption of Shares.
(c)	Includes $925,972,811 of realized gains and $(1,100,805,304) of realized losses.
(d)	Includes $711,685,203 of realized gains and $(78,845,357) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three months ended March 31, 2026

Three Months Ended March 31, 2026
Net Assets at December 31, 2025	$67,401,155,244

Operations:
Net investment loss	(36,689,450)
Net realized loss	(174,832,493)
Net change in unrealized appreciation/depreciation	(14,916,905,360)
Net decrease in net assets resulting from operations	(15,128,427,303)

Capital Share Transactions:
Contributions for Shares issued	7,758,988,443
Distributions for Shares redeemed	(6,646,969,666)
Net increase in net assets from capital share transactions	1,112,018,777

Decrease in net assets	(14,016,408,526)

Net Assets at March 31, 2026	$53,384,746,718

Shares issued and redeemed
Shares issued	176,920,000
Shares redeemed	(153,120,000)
Net increase in Shares issued and outstanding	23,800,000

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the three months ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net decrease in net assets resulting from operations	$(15,128,427,303)	$(6,457,874,778)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(1,687,685,141)	(5,598,303,582)
Proceeds from bitcoin sold	5,045,440,236	2,956,051,074
Net realized (gain) loss	174,832,493	(632,839,846)
Net change in unrealized appreciation/depreciation	14,916,905,360	7,057,849,155
Change in operating assets and liabilities:
Sponsor’s fee payable	(3,149,572)	(244,547)
Net cash provided by (used in) operating activities	$3,317,916,073	$(2,675,362,524)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$1,687,730,173	$5,599,010,733
Payments for Shares redeemed	(5,005,663,845)	(2,923,745,231)
Net cash provided by (used in) financing activities	$(3,317,933,672)	$2,675,265,502

Cash
Net decrease in cash	$(17,599)	$(97,022)
Cash, beginning of period	38,894	126,735
Cash, end of period	$21,295	$29,713

Supplemental disclosure of non-cash information:
Bitcoin purchased for Shares issued	$6,071,258,270	$—
Bitcoin paid for Shares redeemed	$(1,641,305,821)	$—

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At March 31, 2026 and December 31, 2025

March 31, 2026

Description	Quantity	Cost	Fair Value
Bitcoin	783,744	$65,593,608,745	$53,396,223,856

Total Investments – 100.02%			53,396,223,856
Liabilities in Excess of Other Assets – (0.02)%			(11,477,138)
Net Assets – 100.00%			$53,384,746,718

December 31, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	770,792	$64,696,243,884	$67,415,764,355

Total Investments – 100.02%			67,415,764,355
Liabilities in Excess of Other Assets – (0.02)%			(14,609,111)
Net Assets – 100.00%			$67,401,155,244

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

March 31, 2026

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

The accompanying unaudited financial statements were prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments considered necessary for a fair statement of the interim period financial statements, have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on February 27, 2026.

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended March 31, 2026 and 2025:

Three Months Ended March 31, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	770,792	$64,696,243,884	$67,415,764,355	$—
Bitcoin purchased(a)	100,311	7,758,943,411	7,758,943,411	—
Bitcoin sold for the redemption of Shares(b)	(86,822)	(6,816,377,906)	(6,647,104,919)	(169,272,987)
Bitcoin sold to pay expenses	(537)	(45,200,644)	(39,641,138)	(5,559,506)
Net realized loss(b)	—	—	(174,832,493)	—
Net change in unrealized appreciation/depreciation	—	—	(14,916,905,360)	—
Ending balance	783,744	$65,593,608,745	$53,396,223,856	$(174,832,493)

(a)	Includes bitcoin purchased in-kind for Shares issued of $6,071,258,270.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $1,641,305,821 (Cost of bitcoin paid was $1,330,206,093 and realized gain of bitcoin paid was $311,099,728).

Three Months Ended March 31, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased	57,098	5,613,392,900	5,613,392,900	—
Bitcoin sold for the redemption of Shares	(32,628)	(2,275,391,751)	(2,899,791,039)	624,399,288
Bitcoin sold to pay expenses	(350)	(24,368,414)	(32,808,972)	8,440,558
Net realized gain	—	—	632,839,846	—
Net change in unrealized appreciation/depreciation	—	—	(7,057,849,155)	—
Ending balance	576,038	$40,686,575,306	$47,785,797,093	$632,839,846

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of March 31, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the three months ended March 31, 2026, the Sponsor’s fee was $36,689,450.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the three months ended March 31, 2026, there were no fees waived.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025
Net asset value per Share, beginning of period	$49.61	$53.09

Net investment loss(a)	(0.03)	(0.03)
Net realized and unrealized loss(b)	(10.96)	(5.92)
Net decrease in net assets from operations	(10.99)	(5.95)
Net asset value per Share, end of period	$38.62	$47.14

Total return, at net asset value(c)(d)	(22.15)%	(11.21)%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%
Total expenses(e)	0.25%	0.25%
Total expenses after fees waived(e)	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
(b)

The amounts reported for a Share outstanding may not accord with the change in aggregate gains and losses on investment for the period due to the timing of Share transactions in relation to the fluctuating fair values of the Trust’s underlying investment.

(c)	Based on the change in net asset value of a Share during the period.
(d)	Percentage is not annualized.
(e)	Percentage is annualized.

9 -	Investment Valuation

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

At March 31, 2026, the value of the bitcoin held by the Trust is categorized as Level 1.

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

Introduction

The iShares Bitcoin Trust ETF (the “Trust”) is a Delaware statutory trust. The Trust does not have any officers, directors, or employees and is administered by the Third Amended and Restated Trust Agreement dated as of June 27, 2025, among iShares Delaware Trust Sponsor LLC (the “Sponsor”), BlackRock Fund Advisors (the “Trustee”) and Wilmington Trust, National Association, a national association (the “Delaware Trustee”). The Trust issues shares (“Shares”) representing fractional undivided beneficial interests in its net assets. The assets of the Trust consist primarily of bitcoin held by a custodian on behalf of the Trust.

The Trust is a passive investment vehicle and seeks to reflect generally the performance of the price of bitcoin. The Trust seeks to reflect such performance before payment of the Trust’s expenses and liabilities. The Trust does not engage in any activities designed to obtain a profit from, or ameliorate losses caused by, changes in the price of bitcoin.

The Trust issues and redeems Shares only in aggregations of 40,000 Shares (a “Basket”) or integral multiples thereof, based on the quantity of bitcoin attributable to each Share (net of accrued but unpaid Sponsor’s fee and any accrued but unpaid expenses or liabilities). Only registered broker-dealers that have previously entered into an agreement with the Sponsor governing the terms and conditions of such transactions (such broker-dealers, the “Authorized Participants”), can place orders to receive Baskets in exchange for cash or bitcoin. Baskets may be redeemed by the Trust in exchange for an amount of bitcoin corresponding to their redemption value or for the cash proceeds from selling the amount of bitcoin corresponding to their redemption value.

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

Results of Operations

The Quarter Ended March 31, 2026

The Trust’s net asset value decreased from $67,401,155,244 at December 31, 2025 to $53,384,746,718 at March 31, 2026, a 20.80% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which fell 22.10% from $87,463.03 at December 31, 2025 to $68,129.64 at March 31, 2026. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 1,358,680,000 Shares at December 31, 2025 to 1,382,480,000 Shares at March 31, 2026, a consequence of 176,920,000 Shares (4,423 Baskets) being created and 153,120,000 Shares (3,828 Baskets) being redeemed during the quarter.

The 22.15% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $49.61 at December 31, 2025 to $38.62 at March 31, 2026 is directly related to the 22.10% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s Fee, which was $36,689,450 for the quarter, or 0.06% of the Trust’s average weighted assets of $59,535,040,296 during the quarter.

The NAV of $55.32 on January 14, 2026 was the highest during the quarter, compared with a low during the quarter of $36.23 on February 5, 2026.

The net decrease in net assets resulting from operations for the quarter ended March 31, 2026 was $15,128,427,303, resulting from a net realized loss of $5,559,506 from bitcoin sold to pay expenses, a net realized loss of $480,372,715 from bitcoin sold for the redemption of Shares, an unrealized loss on investment in bitcoin of $14,916,905,360 and a net investment loss of $36,689,450, partially offset by a net realized gain of $311,099,728 from bitcoin paid for the in-kind redemptions of Shares. Other than the Sponsor’s fee of $36,689,450, the Trust had no expenses during the quarter.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of March 31, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the Risk Factors last reported under Part I, Item 1A of the registrant’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission on February 27, 2026.

A determination that bitcoin or any other digital asset is a “security” may adversely affect the value of bitcoin and the value of the Shares, and result in potentially extraordinary, nonrecurring expenses to, or termination of, the Trust.

Depending on its characteristics, a digital asset may be considered a “security” under the federal securities laws. The test for determining whether a particular digital asset is a “security” is complex and difficult to apply, and the outcome is difficult to predict. Although certain public statements by SEC officials have suggested that bitcoin may not be treated as a security, such statements are non-binding and subject to change, and regulatory authorities or courts may reach a different conclusion.

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

On March 17, 2026, the SEC issued an interpretive release (the “Interpretive Release”) regarding the application of the federal securities laws to certain types of digital assets and certain transactions involving digital assets. In the Interpretive Release, the SEC stated that, based on its current understanding of the digital asset markets, bitcoin, is a “digital commodity” and not itself a security. Although the Interpretive Release represents the official position of the SEC, it is not itself a statute or binding rule, does not supersede or replace the Howey test, is based on the SEC’s current understanding of the digital asset markets, and may be refined, revised or expanded. In addition, a court, regulator, or future administration could take a different view, and future legislation, rulemaking, enforcement positions, judicial decisions or other developments could result in bitcoin, the Trust, the Shares or transactions involving bitcoin being treated differently than contemplated by the Interpretive Release. Any such developments could adversely affect the Trust and the value of the Shares.

As part of determining whether bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of bitcoin as a security (or not). Finally, the Sponsor discusses the security status of bitcoin with its securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes bitcoin is not presently a security under federal law notwithstanding the uncertainties inherent in the Howey and Reves tests. However, because of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that bitcoin may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

The Sponsor may dissolve the Trust if the Sponsor determines bitcoin is a security under the federal securities laws, whether that determination is initially made by the Sponsor itself, or because the SEC or a federal court subsequently makes that determination. Because the legal tests for determining whether a digital asset is or is not a security often leave room for interpretation, for so long as the Sponsor believes there to be good faith grounds to conclude that the Trust’s bitcoin is not a security, the Sponsor does not intend to dissolve the Trust on the basis that bitcoin could at some future point be determined to be a security.

Any enforcement action by the SEC or a state securities regulator asserting that bitcoin is a security, or a court decision, to that effect would be expected to have an immediate material adverse impact on the trading value of bitcoin, as well as the Shares. This is because the business models behind most digital assets are incompatible with regulations applying to transactions in securities.

If a digital asset is determined or asserted to be a security, it is likely to become difficult or impossible for the digital asset to be traded, cleared or custodied in the United States through the same channels used by non-security digital assets, which in addition to materially and adversely affecting the trading value of the digital asset is likely to significantly impact its liquidity and market participants’ ability to convert the digital asset into U.S. dollars. For example, in 2020 the SEC filed a complaint against the issuer of XRP, Ripple Labs, Inc., and two of its executives, alleging that they raised more than $1.3 billion through XRP sales that should have been registered under the federal securities laws, but were not. In the years prior to the SEC’s action, XRP’s market capitalization at times reached over $140 billion. However, in the weeks following the SEC’s complaint, XRP’s market capitalization fell to less than $10 billion, which was less than half of its market capitalization in the days prior to the complaint. Although the SEC and Ripple reached a settlement in August 2025 to resolve the enforcement action and to dismiss their respective court appeals, which has largely been viewed as positive in the digital assets market, there remains continued uncertainty as to the regulatory framework that will be applied by the SEC and courts to digital assets. Such uncertainty may remain until legislation providing a regulatory framework is adopted. There is currently legislation being considered that addresses this regulatory uncertainty, but it is unclear if the proposed legislation will be passed.

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

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoin is treated. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under U.S. federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA, or a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Trustee decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 153,120,000 Shares (3,828 Baskets) were redeemed during the quarter ended March 31, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
01/01/26 to 01/31/26	60,800,000	$50.2087
02/01/26 to 02/28/26	61,800,000	38.7436
03/01/26 to 03/31/26	30,520,000	39.3162
Total	153,120,000	$43.4102

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
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	May 7, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	May 7, 2026

*    The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.