Form 10-Q
period 2026-06-30
iShares Bitcoin Trust ETF
filed 2026-08-06
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

As of July 31, 2026, the Registrant had 1,301,360,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$43,395,920,710	$67,415,764,355
Cash	44,187	38,894
Receivable for investments sold	50,456,653	—
Receivable for capital shares sold	989	—
Total Assets	43,446,422,539	67,415,803,249

Liabilities
Sponsor’s fee payable	9,954,352	14,648,005
Payable for capital shares redeemed	50,456,062	—
Total Liabilities	60,410,414	14,648,005

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$43,386,012,125	$67,401,155,244

Shares issued and outstanding(b)	1,296,040,000	1,358,680,000
Net asset value per Share (Note 2C)	$33.48	$49.61

(a)	Cost of investment in bitcoin: $61,003,144,500 and $64,696,243,884, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three and six months ended June 30, 2026 and 2025

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
Expenses
Sponsor’s fee	$35,422,589		$38,686,944		$72,112,039		$71,730,495
Sponsor’s fee waived	—		—		—		(178,082)
Total expenses	35,422,589		38,686,944		72,112,039		71,552,413
Net investment loss	(35,422,589)		(38,686,944)		(72,112,039)		(71,552,413)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	(6,912,826)		7,687,519		(12,472,332)		16,128,077
Bitcoin sold for the redemption of Shares	(1,595,973,654	)(b)	254,383,671		(1,765,246,641	)(c)	878,782,959
Net realized gain (loss)	(1,602,886,480	)(d)	262,071,190	(e)	(1,777,718,973	)(f)	894,911,036 (g)
Net change in unrealized appreciation/depreciation	(5,409,838,901)		14,244,730,958		(20,326,744,261)		7,186,881,803
Net realized and unrealized gain (loss)	(7,012,725,381)		14,506,802,148		(22,104,463,234)		8,081,792,839

Net increase (decrease) in net assets resulting from operations	$(7,048,147,970)		$14,468,115,204		$(22,176,575,273)		$8,010,240,426

Net increase (decrease) in net assets per Share(a)	$(5.05)		$13.08		$(16.07)		$7.58

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(771,263,116) of bitcoin paid for the in-kind redemption of Shares.
(c)	Includes $(460,163,388) of bitcoin paid for the in-kind redemption of Shares.
(d)	Includes $372,197,784 of realized gains and $(1,975,084,264) of realized losses.
(e)	Includes $291,395,872 of realized gains and $(29,324,682) of realized losses.
(f)	Includes $1,298,170,595 of realized gains and $(3,075,889,568) of realized losses.
(g)	Includes $1,003,081,075 of realized gains and $(108,170,039) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three and six months ended June 30, 2026

Six Months Ended June 30, 2026
Net Assets at December 31, 2025	$67,401,155,244

Operations:
Net investment loss	(36,689,450)
Net realized loss	(174,832,493)
Net change in unrealized appreciation/depreciation	(14,916,905,360)
Net decrease in net assets resulting from operations	(15,128,427,303)

Capital Share Transactions:
Contributions for Shares issued	7,758,988,443
Distributions for Shares redeemed	(6,646,969,666)
Net increase in net assets from capital share transactions	1,112,018,777

Decrease in net assets	(14,016,408,526)

Net Assets at March 31, 2026	$53,384,746,718

Operations:
Net investment loss	(35,422,589)
Net realized loss	(1,602,886,480)
Net change in unrealized appreciation/depreciation	(5,409,838,901)
Net decrease in net assets resulting from operations	(7,048,147,970)

Capital Share Transactions:
Contributions for Shares issued	4,285,909,689
Distributions for Shares redeemed	(7,236,496,312)
Net decrease in net assets from capital share transactions	(2,950,586,623)

Decrease in net assets	(9,998,734,593)

Net Assets at June 30, 2026	$43,386,012,125

Shares issued and redeemed
Shares issued	277,840,000
Shares redeemed	(340,480,000)
Net decrease in Shares issued and outstanding	(62,640,000)

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the six months ended June 30, 2026 and 2025

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(22,176,575,273)	$8,010,240,426
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(2,682,404,980)	(19,134,414,363)
Proceeds from bitcoin sold	8,418,548,905	4,161,942,584
Net realized (gain) loss	1,777,718,973	(894,911,036)
Net change in unrealized appreciation/depreciation	20,326,744,261	(7,186,881,803)
Change in operating assets and liabilities:
Sponsor’s fee payable	(4,693,653)	4,042,482
Net cash provided by (used in) operating activities	$5,659,338,233	$(15,039,981,710)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$2,682,520,606	$19,135,525,703
Payments for Shares redeemed	(8,341,853,546)	(4,095,570,494)
Net cash provided by (used in) financing activities	$(5,659,332,940)	$15,039,955,209

Cash
Net increase (decrease) in cash	$5,293	$(26,501)
Cash, beginning of period	38,894	126,735
Cash, end of period	$44,187	$100,234

Supplemental disclosure of non-cash information:
Bitcoin purchased for Shares issued	$9,362,376,537	$—
Bitcoin paid for Shares redeemed	$(5,491,156,370)	$—

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At June 30, 2026 and December 31, 2025

June 30, 2026

Description	Quantity	Cost	Fair Value
Bitcoin	734,261	$61,003,144,500	$43,395,920,710

Total Investments – 100.02%			43,395,920,710
Liabilities in Excess of Other Assets – (0.02)%			(9,908,585)
Net Assets – 100.00%			$43,386,012,125

December 31, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	770,792	$64,696,243,884	$67,415,764,355

Total Investments – 100.02%			67,415,764,355
Liabilities in Excess of Other Assets – (0.02)%			(14,609,111)
Net Assets – 100.00%			$67,401,155,244

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

June 30, 2026

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended June 30, 2026 and 2025:

Three Months Ended June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	783,744	$65,593,608,745	$53,396,223,856	$—
Bitcoin purchased(a)	57,190	4,285,838,106	4,285,838,106	—
Bitcoin sold for the redemption of Shares(b)	(106,148)	(8,832,516,243)	(7,236,542,589)	(1,595,973,654)
Bitcoin sold to pay expenses	(525)	(43,786,108)	(36,873,282)	(6,912,826)
Net realized loss(b)	—	—	(1,602,886,480)	—
Net change in unrealized appreciation/depreciation	—	—	(5,409,838,901)	—
Ending balance	734,261	$61,003,144,500	$43,395,920,710	$(1,602,886,480)

(a)	Includes bitcoin purchased in-kind for Shares issued of $3,291,118,267.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $3,849,850,549 (Cost of bitcoin paid was $4,621,113,665 and realized loss of bitcoin paid was $(771,263,116)).

Three Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (loss)
Beginning balance	576,038	$40,686,575,306	$47,785,797,093	$—
Bitcoin purchased	133,790	13,633,363,295	13,633,363,295	—
Bitcoin sold for the redemption of Shares	(12,590)	(917,399,868)	(1,171,783,539)	254,383,671
Bitcoin sold to pay expenses	(363)	(26,420,452)	(34,107,971)	7,687,519
Net realized gain	—	—	262,071,190	—
Net change in unrealized appreciation/depreciation	—	—	14,244,730,958	—
Ending balance	696,875	$53,376,118,281	$74,720,071,026	$262,071,190

The following tables summarize activity in bitcoin for the six months ended June 30, 2026 and 2025:

Six Months Ended June 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	770,792	$64,696,243,884	$67,415,764,355	$—
Bitcoin purchased(a)	157,501	12,044,781,517	12,044,781,517	—
Bitcoin sold for the redemption of Shares(b)	(192,970)	(15,648,894,149)	(13,883,647,508)	(1,765,246,641)
Bitcoin sold to pay expenses	(1,062)	(88,986,752)	(76,514,420)	(12,472,332)
Net realized loss(b)	—	—	(1,777,718,973)	—
Net change in unrealized appreciation/depreciation	—	—	(20,326,744,261)	—
Ending balance	734,261	$61,003,144,500	$43,395,920,710	$(1,777,718,973)

(a)	Includes bitcoin purchased in-kind for Shares issued of $9,362,376,537.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $5,491,156,370 (Cost of bitcoin paid was $5,951,319,758 and realized loss of bitcoin paid was $(460,163,388)).

Six Months Ended June 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased	190,888	19,246,756,195	19,246,756,195	—
Bitcoin sold for the redemption of Shares	(45,218)	(3,192,791,619)	(4,071,574,578)	878,782,959
Bitcoin sold to pay expenses	(713)	(50,788,866)	(66,916,943)	16,128,077
Net realized gain	—	—	894,911,036	—
Net change in unrealized appreciation/depreciation	—	—	7,186,881,803	—
Ending balance	696,875	$53,376,118,281	$74,720,071,026	$894,911,036

C.	Calculation of Net Asset Value

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

Cash includes non-interest bearing, non-restricted cash maintained with one banking institution. Cash in a bank deposit account, at times, may exceed U.S. federally insured limits.

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of June 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the six months ended June 30, 2026, the Sponsor’s fee was $72,112,039.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the six months ended June 30, 2026, there were no fees waived.

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

Pursuant to the applicable agreements with the Trust’s third-party service providers, the Trust has agreed to indemnify such service providers against certain claims, losses, liabilities and expenses, subject to the terms, conditions and limitations set forth therein.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$38.62	$47.14	$49.61	$53.09

Net investment loss(a)	(0.03)	(0.03)	(0.05)	(0.07)
Net realized and unrealized gain (loss)(b)	(5.11)	13.78	(16.08)	7.87
Net increase (decrease) in net assets from operations	(5.14)	13.75	(16.13)	7.80
Net asset value per Share, end of period	$33.48	$60.89	$33.48	$60.89

Total return, at net asset value(c)(d)	(13.31)%	29.17%	(32.51)%	14.69%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Total expenses(e)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

At June 30, 2026, the value of the bitcoin held by the Trust is categorized as Level 1.

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

Critical Accounting Policies

The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements relies on estimates and assumptions that impact the Trust’s financial position and results of operations. These estimates and assumptions affect the Trust’s application of accounting policies. A description of the valuation of bitcoin, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Bitcoin; The CF Benchmarks Index,” above. In addition, please refer to Note 2 to the financial statements included in this report for further discussion of the Trust’s accounting policies.

Results of Operations

The Quarter Ended June 30, 2026

The Trust’s net asset value decreased from $53,384,746,718 at March 31, 2026 to $43,386,012,125 at June 30, 2026, a 18.73% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which fell 13.25% from $68,129.64 at March 31, 2026 to $59,101.49 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 1,382,480,000 Shares at March 31, 2026 to 1,296,040,000 Shares at June 30, 2026, a consequence of 100,920,000 Shares (2,523 Baskets) being created and 187,360,000 Shares (4,684 Baskets) being redeemed during the quarter.

The 13.31% decrease in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $38.62 at March 31, 2026 to $33.48 at June 30, 2026 is directly related to the 13.25% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $35,422,589 for the quarter, or 0.06% of the Trust’s average weighted assets of $56,816,768,207 during the quarter.

The NAV of $46.42 on May 11, 2026 was the highest during the quarter, compared with a low during the quarter of $33.48 on June 30, 2026.

The net decrease in net assets resulting from operations for the quarter ended June 30, 2026 was $7,048,147,970, resulting from a net realized loss of $6,912,826 from bitcoin sold to pay expenses, a net realized loss of $824,710,538 from bitcoin sold for the redemption of Shares, a net realized loss of $771,263,116 from bitcoin paid for the in-kind redemptions of Shares, an unrealized loss on investment in bitcoin of $5,409,838,901 and a net investment loss of $35,422,589. Other than the Sponsor’s fee of $35,422,589, the Trust had no expenses during the quarter.

The Six-Month Period Ended June 30, 2026

The Trust’s net asset value decreased from $67,401,155,244 at December 31, 2025 to $43,386,012,125 at June 30, 2026, a 35.63% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which fell 32.43% from $87,463.03 at December 31, 2025 to $59,101.49 at June 30, 2026. The decrease in the Trust’s net asset value was also affected by a decrease in the number of outstanding Shares, which fell from 1,358,680,000 Shares at December 31, 2025 to 1,296,040,000 Shares at June 30, 2026, a consequence of 277,840,000 Shares (6,946 Baskets) being created and 340,480,000 Shares (8,512 Baskets) being redeemed during the period.

The 32.51% decrease in the Financial Statement NAV from $49.61 at December 31, 2025 to $33.48 at June 30, 2026 is directly related to the 32.43% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $72,112,039 for the period, or 0.12% of the Trust’s average weighted assets of $58,168,395,213 during the period.

The NAV of $55.32 on January 14, 2026 was the highest during the period, compared with a low during the period of $33.48 on June 30, 2026.

The net decrease in net assets resulting from operations for the six months ended June 30, 2026 was $22,176,575,273, resulting from a net realized loss of $12,472,332 from bitcoin sold to pay expenses, a net realized loss of $1,305,083,253 from bitcoin sold for the redemption of Shares, a net realized loss of $460,163,388 from bitcoin paid for the in-kind redemptions of Shares, an unrealized loss on investment in bitcoin of $20,326,744,261 and a net investment loss of $72,112,039. Other than the Sponsor’s fee of $72,112,039, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of June 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the six-month period ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 64.02%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. After reaching an all-time high of approximately $126,000 in October 2025, the price of bitcoin declined to below $60,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Bitcoin has continued to experience significant volatility, and significant price declines, since late 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of bitcoin, declined significantly during the first half of 2026, and during the second quarter of 2026, U.S. spot bitcoin exchange-traded products, including the Trust, experienced their largest quarterly net outflows since such products launched in January 2024, according to some sources. As of the date of this report, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice (“DOJ”) brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). Since these events, (collectively, the “2022 Events”), regulatory actions continued. In April 2025, the DOJ issued a policy memo ending “regulation by prosecution” for crypto actors, refocusing on fraud, illicit finance, and aligning enforcement with executive directives. Acting CFTC Chairman directed staff to follow the DOJ’s new policy, pausing certain prosecutions. In July 2025, BlockFi reached a $35 million settlement with the DOJ, clearing legal hurdles for creditor distributions. As a result of these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these events, digital asset prices, including bitcoin, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined. In addition, following the 2022 Events, regulatory and enforcement scrutiny of the digital asset industry increased, including from, among others, the DOJ, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities, and the digital asset industry remains subject to significant attention from regulators, legislators and policymakers. These events are continuing to develop and the full facts are continuing to emerge. It is not possible to predict at this time all of the risks that they may pose to the Trust, its service providers or to the digital asset industry as a whole.

The prices of some digital assets, including bitcoin, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. In July 2026, Senate Republicans released updated bill text for the CLARITY Act. Although negotiations regarding the legislation remain ongoing, the CLARITY Act has not been enacted, and its prospects remain uncertain.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or bitcoin specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury Department”) to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile is intended to be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. Following the issuance of the Order, bitcoin markets developed expectations that the United States may begin acquiring and holding bitcoin, which many viewed as a positive development for bitcoin prices. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation was introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, to be held in trust in secure storage by the U.S. Treasury. The bill proposed funding the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other mechanisms characterized as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. Bills were also introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. As of the date of this report, these initiatives remain subject to significant uncertainty. While some administrative steps have reportedly been taken, there is no assurance that the federal government or any state government will announce or implement bitcoin acquisition plans, or that any such plans will meet market expectations. Even if government acquisitions occur or legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, remain subject to complex challenges and uncertainty that make it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage of, or mitigate the impacts of, volatility in the price of bitcoin.

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

Digital assets such as bitcoin were only introduced in 2009, and the value of the Shares is subject to a number of factors relating to the capabilities and development of blockchain technologies over time, such as the recentness of their development, their dependence on the internet and other technologies, their dependence on the role played by users, developers and miners and the potential for malicious activity. For example, the realization of one or more of the following risks could materially adversely affect the value of the Shares:

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

●

Moreover, in the past flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptographic algorithms securing the Bitcoin network, in particular its elliptic-curve signatures scheme, could prove vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. In particular, bitcoin relies on public-key cryptography, including elliptic-curve signatures schemes, to authorize transfers, and a sufficiently advanced quantum computer could potentially derive private keys from public keys that have been revealed on-chain or during the process of broadcasting and confirming transactions. The extent of this risk may depend on, among other things, address types, whether addresses are reused, whether public keys have been exposed, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Bitcoin Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. While various actors in the Bitcoin community are taking steps to enable the use of post-quantum or quantum-resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “ --Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “ --A temporary or permanent “fork” could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. In addition, because a significant amount of bitcoin is held in addresses whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that bitcoin, even if the Trust’s own bitcoin were not compromised, undermining confidence in the Bitcoin network and depressed the price of bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

As part of determining whether bitcoin is a security for purposes of the federal securities laws, the Sponsor takes into account a number of factors, including the various definitions of “security” under the federal securities laws and federal court decisions interpreting elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as reports, orders, press releases, public statements and speeches by the SEC and its staff providing guidance on when a digital asset may be a security for purposes of the federal securities laws, and other materials relevant to the status of bitcoin as a security (or not). Finally, the Sponsor discusses the security status of bitcoin with its securities lawyers. Through this process the Sponsor believes that it is applying the proper legal standards in making a good faith determination that it believes bitcoin is not presently a security under the federal law notwithstanding the uncertainties inherent in the Howey and Reves tests. In light of these uncertainties and the fact-based nature of the analysis, the Sponsor acknowledges that bitcoin may currently be a security, based on the facts as they exist today, or may in the future be found by the SEC or a federal court to be a security under the federal securities laws notwithstanding the Sponsor’s prior conclusion; and the Sponsor’s prior conclusion, even if reasonable under the circumstances and made in good faith, would not preclude legal or regulatory action based on the presence of a security.

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

Various foreign jurisdictions have adopted, and may continue to adopt laws, regulations or directives that affect digital asset networks (including the Bitcoin network), the digital asset markets (including the bitcoin market), and their users, particularly digital asset platforms and service providers that fall within such jurisdictions’ regulatory scope. For example, if China or other foreign jurisdictions were to ban or otherwise restrict manufacturers’ ability to produce or sell semiconductors or hard drives in connection with bitcoin mining, it would have a material adverse effect on digital asset networks (including the Bitcoin network), the digital asset market, and as a result, impact the value of the Shares.

A number of foreign jurisdictions have recently taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets.

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

Current and future federal or state legislation, CFTC and SEC rulemaking and other regulatory developments may impact the manner in which bitcoin is treated. In particular, although the Interpretive Release classified bitcoin as a digital commodity and not a security under U.S. federal securities laws, bitcoin may nonetheless in the future be classified by the CFTC as a “commodity interest” under the CEA or a court or a future SEC administration could conclude that bitcoin is a “security” under U.S. federal securities laws notwithstanding the Interpretive Release. The Sponsor, the Trustee and the Trust cannot be certain as to how future regulatory developments will impact the treatment of bitcoin under the law. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to terminate the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 187,360,000 Shares (4,684 Baskets) were redeemed during the quarter ended June 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
04/01/26 to 04/30/26	12,600,000	$40.9748
05/01/26 to 05/31/26	62,760,000	43.4736
06/01/26 to 06/30/26	112,000,000	35.6412
Total	187,360,000	$38.6235

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
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	August 5, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	August 5, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.