Form 10-Q
period 2026-09-30
iShares Bitcoin Trust ETF
filed 2026-11-06
CIK 1980994

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of October 31, 2026, the Registrant had 1,434,080,000 Shares outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

iShares® Bitcoin Trust ETF

Statements of Assets and Liabilities (Unaudited)

At September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Investment in bitcoin, at fair value(a)	$67,044,294,946	$67,415,764,355
Cash	23,930	38,894
Receivable for capital shares sold	28,437,344	—
Total Assets	67,072,756,220	67,415,803,249

Liabilities
Sponsor’s fee payable	13,004,484	14,648,005
Payable for investments purchased	28,436,623	—
Total Liabilities	41,441,107	14,648,005

Commitments and contingent liabilities (Note 6)	—	—

Net Assets	$67,031,315,113	$67,401,155,244

Shares issued and outstanding(b)	1,414,760,000	1,358,680,000
Net asset value per Share (Note 2C)	$47.38	$49.61

(a)	Cost of investment in bitcoin: $65,556,022,810 and $64,696,243,884, respectively.
(b)	No par value, unlimited amount authorized.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Operations (Unaudited)

For the three and nine months ended September 30, 2026 and 2025

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
Expenses
Sponsor’s fee	$33,939,248		$53,295,322		$106,051,287		$125,025,817
Sponsor’s fee waived	—		—		—		(178,082)
Total expenses	33,939,248		53,295,322		106,051,287		124,847,735
Net investment loss	(33,939,248)		(53,295,322)		(106,051,287)		(124,847,735)

Net Realized and Unrealized Gain (Loss)
Net realized gain (loss) from:
Bitcoin sold to pay expenses	(6,048,146)		14,927,710		(18,520,478)		31,055,787
Bitcoin sold for the redemption of Shares	(535,581,275	)(b)	444,379,757		(2,300,827,916	)(c)	1,323,162,716
Net realized gain (loss)	(541,629,421	)(d)	459,307,467	(e)	(2,319,348,394	)(f)	1,354,218,503 (g)
Net change in unrealized appreciation/depreciation	19,095,495,926		4,271,556,131		(1,231,248,335)		11,458,437,934
Net realized and unrealized gain (loss)	18,553,866,505		4,730,863,598		(3,550,596,729)		12,812,656,437

Net increase (decrease) in net assets resulting from operations	$18,519,927,257		$4,677,568,276		$(3,656,648,016)		$12,687,808,702

Net increase (decrease) in net assets per Share(a)	$13.82		$3.59		$(2.68)		$11.13

(a)	Net increase (decrease) in net assets per Share based on average shares outstanding during the period.
(b)	Includes $(388,552,518) of bitcoin paid for the in-kind redemption of Shares.
(c)	Includes $(848,715,906) of bitcoin paid for the in-kind redemption of Shares.
(d)	Includes $147,056,797 of realized gains and $(688,686,218) of realized losses.
(e)	Includes $462,736,525 of realized gains and $(3,429,058) of realized losses.
(f)	Includes $1,445,227,392 of realized gains and $(3,764,575,786) of realized losses.
(g)	Includes $1,465,817,600 of realized gains and $(111,599,097) of realized losses.

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Changes in Net Assets (Unaudited)

For the three, six and nine months ended September 30, 2026

Nine Months Ended September 30, 2026
Net Assets at December 31, 2025	$67,401,155,244

Operations:
Net investment loss	(36,689,450)
Net realized loss	(174,832,493)
Net change in unrealized appreciation/depreciation	(14,916,905,360)
Net decrease in net assets resulting from operations	(15,128,427,303)

Capital Share Transactions:
Contributions for Shares issued	7,758,988,443
Distributions for Shares redeemed	(6,646,969,666)
Net increase in net assets from capital share transactions	1,112,018,777

Decrease in net assets	(14,016,408,526)

Net Assets at March 31, 2026	$53,384,746,718

Operations:
Net investment loss	(35,422,589)
Net realized loss	(1,602,886,480)
Net change in unrealized appreciation/depreciation	(5,409,838,901)
Net decrease in net assets resulting from operations	(7,048,147,970)

Capital Share Transactions:
Contributions for Shares issued	4,285,909,689
Distributions for Shares redeemed	(7,236,496,312)
Net decrease in net assets from capital share transactions	(2,950,586,623)

Decrease in net assets	(9,998,734,593)

Net Assets at June 30, 2026	$43,386,012,125

Operations:
Net investment loss	(33,939,248)
Net realized loss	(541,629,421)
Net change in unrealized appreciation/depreciation	19,095,495,926
Net increase in net assets resulting from operations	18,519,927,257

Capital Share Transactions:
Contributions for Shares issued	7,796,852,585
Distributions for Shares redeemed	(2,671,476,854)
Net increase in net assets from capital share transactions	5,125,375,731

Increase in net assets	23,645,302,988

Net Assets at September 30, 2026	$67,031,315,113

Shares issued and redeemed
Shares issued	465,320,000
Shares redeemed	(409,240,000)
Net increase in Shares issued and outstanding	56,080,000

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

See notes to financial statements.

iShares® Bitcoin Trust ETF

Statements of Cash Flows (Unaudited)

For the nine months ended September 30, 2026 and 2025

	Nine Months Ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net increase (decrease) in net assets resulting from operations	$(3,656,648,016)	$12,687,808,702
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Purchases of bitcoin	(4,517,399,442)	(27,651,719,430)
Proceeds from bitcoin sold	9,133,000,593	5,687,618,590
Net realized (gain) loss	2,319,348,394	(1,354,218,503)
Net change in unrealized appreciation/depreciation	1,231,248,335	(11,458,437,934)
Change in operating assets and liabilities:
Sponsor’s fee payable	(1,643,521)	7,018,075
Net cash provided by (used in) operating activities	$4,507,906,343	$(22,081,930,500)

Cash Provided by Financing Activities
Proceeds from issuance of Shares	$4,517,577,150	$27,653,215,147
Payments for Shares redeemed	(9,025,498,457)	(5,571,370,750)
Net cash provided by (used in) financing activities	$(4,507,921,307)	$22,081,844,397

Cash
Net decrease in cash	$(14,964)	$(86,103)
Cash, beginning of period	38,894	126,735
Cash, end of period	$23,930	$40,632

Supplemental disclosure of non-cash information:
Bitcoin purchased for Shares issued	$15,295,736,223	$1,526,838,414
Bitcoin paid for Shares redeemed	$(7,529,444,375)	$—

See notes to financial statements.

iShares® Bitcoin Trust ETF

Schedules of Investments (Unaudited)

At September 30, 2026 and December 31, 2025

September 30, 2026

Description	Quantity	Cost	Fair Value
Bitcoin	801,033	$65,556,022,810	$67,044,294,946

Total Investments – 100.02%			67,044,294,946
Liabilities in Excess of Other Assets – (0.02)%			(12,979,833)
Net Assets – 100.00%			$67,031,315,113

December 31, 2025

Description	Quantity	Cost	Fair Value
Bitcoin	770,792	$64,696,243,884	$67,415,764,355

Total Investments – 100.02%			67,415,764,355
Liabilities in Excess of Other Assets – (0.02)%			(14,609,111)
Net Assets – 100.00%			$67,401,155,244

See notes to financial statements.

iShares® Bitcoin Trust ETF

Notes to Financial Statements (Unaudited)

September 30, 2026

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

Gain or loss on sales of bitcoin is calculated on a trade date basis using the average cost method.

The following tables summarize activity in bitcoin for the three months ended September 30, 2026 and 2025:

Three Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	734,261	$61,003,144,500	$43,395,920,710	$—
Bitcoin purchased(a)	106,157	7,796,790,771	7,796,790,771	—
Bitcoin sold for the redemption of Shares(b)	(38,937)	(3,207,057,784)	(2,671,476,509)	(535,581,275)
Bitcoin sold to pay expenses	(448)	(36,854,677)	(30,806,531)	(6,048,146)
Net realized loss(b)	—	—	(541,629,421)	—
Net change in unrealized appreciation/depreciation	—	—	19,095,495,926	—
Ending balance	801,033	$65,556,022,810	$67,044,294,946	$(541,629,421)

(a)	Includes bitcoin purchased in-kind for Shares issued of $5,933,359,686.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $2,038,288,005 (Cost of bitcoin paid was $2,426,840,523 and realized loss of bitcoin paid was $(388,552,518)).

Three Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	696,875	$53,376,118,281	$74,720,071,026	$—
Bitcoin purchased(a)	86,526	10,027,666,255	10,027,666,255	—
Bitcoin sold for the redemption of Shares	(12,944)	(1,031,277,204)	(1,475,656,961)	444,379,757
Bitcoin sold to pay expenses	(446)	(35,091,335)	(50,019,045)	14,927,710
Net realized gain	—	—	459,307,467	—
Net change in unrealized appreciation/depreciation	—	—	4,271,556,131	—
Ending balance	770,011	$62,337,415,997	$87,952,924,873	$459,307,467

(a)	Includes bitcoin purchased in-kind for Shares issued of $1,526,838,414.

The following tables summarize activity in bitcoin for the nine months ended September 30, 2026 and 2025:

Nine Months Ended September 30, 2026	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	770,792	$64,696,243,884	$67,415,764,355	$—
Bitcoin purchased(a)	263,658	19,841,572,288	19,841,572,288	—
Bitcoin sold for the redemption of Shares(b)	(231,907)	(18,855,951,933)	(16,555,124,017)	(2,300,827,916)
Bitcoin sold to pay expenses	(1,510)	(125,841,429)	(107,320,951)	(18,520,478)
Net realized loss(b)	—	—	(2,319,348,394)	—
Net change in unrealized appreciation/depreciation	—	—	(1,231,248,335)	—
Ending balance	801,033	$65,556,022,810	$67,044,294,946	$(2,319,348,394)

(a)	Includes bitcoin purchased in-kind for Shares issued of $15,295,736,223.
(b)	Includes bitcoin paid in-kind for Shares redeemed of $7,529,444,375 (Cost of bitcoin paid was $8,378,160,281 and realized loss of bitcoin paid was $(848,715,906)).

Nine Months Ended September 30, 2025	Quantity	Cost	Fair Value	Realized Gain (Loss)
Beginning balance	551,918	$37,372,942,571	$51,530,013,513	$—
Bitcoin purchased(a)	277,414	29,274,422,450	29,274,422,450	—
Bitcoin sold for the redemption of Shares	(58,162)	(4,224,068,823)	(5,547,231,539)	1,323,162,716
Bitcoin sold to pay expenses	(1,159)	(85,880,201)	(116,935,988)	31,055,787
Net realized gain	—	—	1,354,218,503	—
Net change in unrealized appreciation/depreciation	—	—	11,458,437,934	—
Ending balance	770,011	$62,337,415,997	$87,952,924,873	$1,354,218,503

(a)	Includes bitcoin purchased in-kind for Shares issued of $1,526,838,414.

C.	Calculation of Net Asset Value

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

The Trust is treated as a grantor trust for federal income tax purposes and, therefore, no provision for federal income taxes is required. Any interest, expenses, gains and losses are passed through to the holders of Shares of the Trust. The Sponsor has analyzed applicable tax laws and regulations and their application to the Trust as of September 30, 2026 and does not believe that there are any uncertain tax positions that require recognition of a tax liability.

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

The Sponsor’s fee is accrued daily at an annualized rate equal to 0.25% of the net asset value of the Trust and is payable at least quarterly in arrears in U.S. dollars or in-kind or any combination thereof. For the nine months ended September 30, 2026, the Sponsor’s fee was $106,051,287.

The Sponsor may, at its sole discretion and from time to time, waive all or a portion of the Sponsor’s fee for stated periods of time. The Sponsor is under no obligation to waive any portion of its fees and any such waiver shall create no obligation to waive any such fees during any period not covered by the waiver. For a twelve-month period, starting January 11, 2024, the Sponsor waived a portion of the Sponsor’s fee so that the Sponsor’s fee after the fee waiver would be equal to 0.12% of the net asset value of the Trust for the first $5.0 billion of the Trust’s assets. In the future, if the Sponsor decides to waive all or a portion of the Sponsor’s fee, Shareholders will be notified in a prospectus supplement, in its periodic Exchange Act reports and/or on the Trust’s website. For the nine months ended September 30, 2026, there were no fees waived.

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

The following financial highlights relate to investment performance and operations for a Share outstanding for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net asset value per Share, beginning of period	$33.48	$60.89	$49.61	$53.09

Net investment loss(a)	(0.03)	(0.04)	(0.08)	(0.11)
Net realized and unrealized gain (loss)(b)	13.93	3.98	(2.15)	11.85
Net increase (decrease) in net assets from operations	13.90	3.94	(2.23)	11.74
Net asset value per Share, end of period	$47.38	$64.83	$47.38	$64.83

Total return, at net asset value(c)(d)	41.52%	6.47%	(4.50)%	22.11%

Ratio to average net assets:
Net investment loss(e)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Total expenses(e)	0.25%	0.25%	0.25%	0.25%
Total expenses after fees waived(e)	0.25%	0.25%	0.25%	0.25%

(a)	Based on average Shares outstanding during the period.
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

Level 3 −	Unobservable inputs for the asset or liability, including the Trust’s assumptions used in determining the fair value of investments.

At September 30, 2026, the value of the bitcoin held by the Trust is categorized as Level 1.

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

Results of Operations

The Quarter Ended September 30, 2026

The Trust’s net asset value increased from $43,386,012,125 at June 30, 2026 to $67,031,315,113 at September 30, 2026, a 54.50% increase. The increase in the Trust’s net asset value resulted primarily from an increase in the price of bitcoin, which rose 41.62% from $59,101.49 at June 30, 2026 to $83,697.25 at September 30, 2026. The increase in the Trust’s net asset value also benefited from an increase in the number of outstanding Shares, which rose from 1,296,040,000 Shares at June 30, 2026 to 1,414,760,000 Shares at September 30, 2026, a consequence of 187,480,000 Shares (4,687 Baskets) being created and 68,760,000 Shares (1,719 Baskets) being redeemed during the quarter.

The 41.52% increase in the NAV for purposes of the Trust’s periodic financial statements (“Financial Statement NAV”) from $33.48 at June 30, 2026 to $47.38 at September 30, 2026 is directly related to the 41.62% increase in the price of bitcoin. The Financial Statement NAV increased slightly less than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $33,939,248 for the quarter, or 0.06% of the Trust’s average weighted assets of $53,861,735,987 during the quarter.

The NAV of $48.93 on September 22, 2026 was the highest during the quarter, compared with a low during the quarter of $34.07 on July 1, 2026.

The net increase in net assets resulting from operations for the quarter ended September 30, 2026 was $18,519,927,257, resulting from an unrealized gain on investment in bitcoin of $19,095,495,926, partially offset by a net realized loss of $6,048,146 from bitcoin sold to pay expenses, a net realized loss of $147,028,757 from bitcoin sold for the redemption of Shares, a net realized loss of $388,552,518 from bitcoin paid for the in-kind redemptions of Shares and a net investment loss of $33,939,248. Other than the Sponsor’s fee of $33,939,248, the Trust had no expenses during the quarter.

The Nine-Month Period Ended September 30, 2026

The Trust’s net asset value decreased from $67,401,155,244 at December 31, 2025 to $67,031,315,113 at September 30, 2026, a 0.55% decrease. The decrease in the Trust’s net asset value resulted primarily from a decrease in the price of bitcoin, which fell 4.31% from $87,463.03 at December 31, 2025 to $83,697.25 at September 30, 2026. The decrease in the Trust’s net asset value was partially offset by an increase in the number of outstanding Shares, which rose from 1,358,680,000 Shares at December 31, 2025 to 1,414,760,000 Shares at September 30, 2026, a consequence of 465,320,000 Shares (11,633 Baskets) being created and 409,240,000 Shares (10,231 Baskets) being redeemed during the period.

The 4.50% decrease in the Financial Statement NAV from $49.61 at December 31, 2025 to $47.38 at September 30, 2026 is directly related to the 4.31% decrease in the price of bitcoin. The Financial Statement NAV decreased slightly more than the price of bitcoin on a percentage basis due to the Sponsor’s fee, which was $106,051,287 for the period, or 0.19% of the Trust’s average weighted assets of $56,717,066,829 during the period.

The NAV of $55.32 on January 14, 2026 was the highest during the period, compared with a low during the period of $33.48 on June 30, 2026.

The net decrease in net assets resulting from operations for the nine months ended September 30, 2026 was $3,656,648,016, resulting from a net realized loss of $18,520,478 from bitcoin sold to pay expenses, a net realized loss of $1,452,112,010 from bitcoin sold for the redemption of Shares, a net realized loss of $848,715,906 from bitcoin paid for the in-kind redemptions of Shares, an unrealized loss on investment in bitcoin of $1,231,248,335 and a net investment loss of $106,051,287. Other than the Sponsor’s fee of $106,051,287, the Trust had no expenses during the period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

The duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, with the participation of the Trustee, have evaluated the effectiveness of the Trust’s disclosure controls and procedures, and have concluded that the disclosure controls and procedures of the Trust were effective as of September 30, 2026, the end of the period covered by this report, to provide reasonable assurance that information required to be disclosed in the reports that the Trust files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the applicable rules and forms, and that it is accumulated and communicated to the duly authorized officers of the Sponsor performing functions equivalent to those a principal executive officer and principal financial officer of the Trust would perform if the Trust had any officers, as appropriate to allow timely decisions regarding required disclosure.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures.

There were no changes in the Trust’s internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

The trading prices of many digital assets, including bitcoin, have experienced extreme volatility in recent periods and may continue to do so. The average annualized one-year trailing volatility of bitcoin over the past ten years to date remains elevated at 64.02%. Over the course of 2021, there were steep increases in the value of certain digital assets, including bitcoin, and multiple market observers asserted that digital assets were experiencing a “bubble.” These increases were followed by steep drawdowns throughout 2022 in digital asset trading prices, including for bitcoin. In the 2021-2022 cycle, the price of bitcoin peaked at $67,734 and bottomed at $15,632, marking a steep 77% drawdown. After reaching an all-time high of approximately $126,000 in October 2025, the price of bitcoin declined to below $60,000 in June 2026, representing a drawdown of more than 50%, and there can be no assurance that the price of bitcoin will not decline further. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout bitcoin’s history, including in 2011, 2013-2014, and 2017-2018, before repeating again in 2021-2022, 2024, and 2025-2026. Bitcoin has continued to experience significant volatility, and significant price declines, since late 2025. For example, bitcoin lost approximately 14% of its value according to some sources in mid-October 2025 as part of wider digital asset market turmoil, widely attributed to global trade tensions, which triggered a number of dislocations in the digital asset market (the “October 2025 Flash Crash”), including liquidations of up to $20 billion in collateral in the form of various digital assets (including, but not limited to, bitcoin) securing trades (particularly perpetual futures contracts and various forms of financing transactions), along with reported service interruptions, halted orders, forced unwinding of trades, and other issues, across centralized and decentralized exchanges. Digital asset prices, including the price of bitcoin, declined significantly during the first half of 2026, and during the second quarter of 2026, U.S. spot bitcoin exchange‑traded products, including the Trust, experienced their largest quarterly net outflows since such products launched in January 2024, according to some sources. As of the date of this report, the price of bitcoin remains significantly below its October 2025 all-time high, and digital asset prices continue to fluctuate significantly.

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

In September 2026, Bitget, a digital asset platform, reported that a security breach resulted in unauthorized transfers of approximately $388 million in digital assets and the temporary suspension of withdrawals. According to reports from blockchain security firms, hacks and exploits across the digital asset industry resulted in approximately $768 million in reported gross losses during September 2026, some of which were subsequently recovered. According to the FBI, on October 29, 2026, unauthorized third parties transferred more than $6 billion in digital assets from wallets attributed to Binance, the largest digital asset trading platform by trading volume. Blockchain analytics firm TRM Labs characterized the incident as the largest theft of digital assets on record. A security incident involving a major trading platform may affect confidence in, and trading activity across, the broader bitcoin and crypto markets, including on the Constituent Platforms. Because the Index is based on prices from a limited number of Constituent Platforms, any resulting disruption on those platforms could affect the Index price. To the extent that bitcoin is compromised in a hack or is acquired by exchanging other stolen assets for bitcoin, that bitcoin cannot be frozen by an issuer, and any sale of that bitcoin in the market could exert downward pressure on the price of bitcoin. Such incidents, particularly one of this scale, may undermine confidence in digital asset platforms, networks and markets, adversely affect liquidity and trading activity, lead to withdrawal suspensions or other disruptions at digital asset platforms, increase regulatory and enforcement scrutiny, and contribute to volatility or declines in the price of bitcoin and the value of the Shares.

The prices of some digital assets, including bitcoin, may continue to fluctuate in response to actual or perceived political, legislative, regulatory and enforcement developments in the United States. Following the 2024 U.S. presidential election, the current administration has stated policy positions and taken actions that some market participants may view as supportive of the digital asset industry, including actions directed at promoting U.S. leadership in digital assets and financial technology and encouraging greater regulatory clarity for blockchain technology and digital assets. In addition, the Guiding and Establishing National Innovation for U.S. Stablecoins Act of 2025 (“GENIUS Act”), which establishes a federal framework for payment stablecoins, was enacted in July 2025. Throughout 2026, proposed regulations implementing the GENIUS Act have been issued by the Office of the Comptroller of the Currency, the Federal Deposit Insurance Corporation, the Board of Governors of the Federal Reserve System, the U.S. Department of the Treasury and the Office of Foreign Assets Control addressing the requirements with respect to payment stablecoins and their issuers, including reserve, redemption, prudential risk and anti-money laundering requirements. As a result, the regulatory framework implementing the GENIUS Act remains pending and its final scope and effects are uncertain. The Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), which is intended to establish a federal market-structure framework for certain digital assets, passed the U.S. House of Representatives in July 2025 and was advanced by the U.S. Senate Committee on Banking, Housing, and Urban Affairs in May 2026. On September 15, 2026, the Senate failed to invoke cloture on a motion to proceed to consideration of the CLARITY Act by a vote of 49–50. The CLARITY Act has not been enacted, and its prospects remain uncertain. In the absence of comprehensive federal market-structure legislation, the SEC and CFTC have continued to pursue regulatory initiatives under their existing authorities, including rulemaking proposals, interpretations and guidance concerning digital assets. These initiatives may be revised, withdrawn or challenged and may not eliminate regulatory uncertainty for digital asset market participants.

Market expectations regarding the administration, Congress, federal regulators, or future legislation or rulemaking may contribute to increases in digital asset prices or valuations. There can be no assurance that those expectations will be realized, that any enacted or proposed legislation or regulation will benefit the digital asset industry generally or bitcoin specifically, or that digital asset prices will rise or maintain their current levels. Delays in, changes to, or adverse developments relating to implementation of the GENIUS Act, enactment of the CLARITY Act or similar legislation, or other federal or state regulatory actions, including SEC and CFTC rulemaking, interpretations and guidance, could negatively affect market sentiment, liquidity, trading activity, or the prices of digital assets, including bitcoin. Any resulting decline in the price of bitcoin could cause a reduction in the value of the Shares and cause Shareholders to suffer losses. Moreover, there can be no assurance that political sentiments toward the digital asset industry, or market perceptions of those sentiments, will not shift over time.

On March 6, 2025, President Trump issued an executive order for the “Establishment of the Strategic Bitcoin Reserve and United States Digital Asset Stockpile” (the “Order”). The Order requires the Secretary of the U.S. Department of the Treasury (the “U.S. Treasury Department”) to establish two offices to administer and maintain a “Strategic Bitcoin Reserve” (the “Bitcoin Reserve”) and a U.S. Digital Asset Stockpile (the “Digital Asset Stockpile”), respectively. The Bitcoin Reserve is intended to be capitalized with bitcoin forfeited as part of U.S. criminal or civil proceedings or in satisfaction of penalties imposed by executive agencies. The Digital Asset Stockpile is intended to be capitalized initially with other digital assets forfeited as part of criminal or civil asset forfeiture proceedings. Following the issuance of the Order, bitcoin markets developed expectations that the United States may begin acquiring and holding bitcoin, which many viewed as a positive development for bitcoin prices. The Order directs the Secretaries of the U.S. Treasury Department and the U.S. Department of Commerce to develop budget-neutral strategies for acquiring additional bitcoin for the Bitcoin Reserve. Legislation was introduced in the U.S. Senate and the U.S. House of Representatives that would direct the acquisition of one million bitcoin by the federal government over a five-year period, to be held in trust in secure storage by the U.S. Treasury. The bill proposed funding the bitcoin acquisition using remittances from the Federal Reserve, revaluations of Federal Reserve gold certificates, and other mechanisms characterized as budget-neutral (such as transfers from federal agencies using bitcoin acquired through asset forfeitures). In May 2026, legislation styled the American Reserve Modernization Act of 2026 was introduced in the U.S. House of Representatives, which would, among other things, establish the Bitcoin Reserve and a Digital Asset Stockpile in statute and require the consolidation of digital assets held by federal agencies within the U.S. Treasury Department. On September 16, 2026, the House Committee on Financial Services approved the legislation, as amended, by a vote of 28–21, advancing it for consideration by the full House of Representatives. Bills were also introduced in several state legislatures to authorize the acquisition of bitcoin by state governments or their instrumentalities, some of which have failed to pass. As of the date of this report, these initiatives remain subject to significant uncertainty. While some administrative steps have reportedly been taken, there is no assurance that the federal government or any state government will announce or implement bitcoin acquisition plans, or that any such plans will meet market expectations. Even if government acquisitions occur or legislation requiring acquisitions is enacted, the price of bitcoin may decline if there are implementation challenges, unexpected difficulties, policy or legal reversals, or changes in political priorities, any of which may negatively impact Share value. Executive orders such as the Order are subject to change and can be reversed or overturned. The enduring existence and size of the Bitcoin Reserve and Digital Asset Stockpile, and the passage and implementation of legislation at the federal or state level, remain subject to complex challenges and uncertainty that make it difficult to evaluate their effect on the value of bitcoin and the Shares, now or in the future.

Extreme volatility in the future, including further declines in the trading prices of bitcoin, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage of, or mitigate the impacts of, volatility in the price of bitcoin.

Digital asset treasury companies risk.

Since 2020, a number of companies engaged in businesses outside the digital asset industry have begun to hold their corporate treasuries in digital assets instead of in fiat currency (“digital asset treasury companies”). In some cases, these companies have raised funds through financing or securities offerings and applied the proceeds to purchase digital assets, including bitcoin.

Digital asset treasury companies are a relatively new phenomenon and it is difficult to predict their long-term sustainability, and therefore their impact to digital asset markets, and to the Trust. In 2026, certain digital asset treasury companies have experienced significant declines in their market valuations, which may limit their ability to raise additional financing to acquire digital assets, including bitcoin, or increase pressure to sell their existing holdings. Digital asset treasury companies may increase procyclical dynamics in the market because they may purchase digital assets, such as bitcoin, when prices are rising and they may in certain circumstances be forced to sell such assets when prices are decreasing, potentially causing downward pressure on bitcoin prices in a falling market (causing prices to fall faster than they otherwise would). Digital asset treasury companies could cause greater volatility in digital asset markets, including markets for bitcoin. Negative events or sentiment surrounding digital asset treasury companies could affect the market for bitcoin. The foregoing or similar events involving digital asset treasury companies could adversely affect holders of Shares in the Trust.

Tokenization of the Shares by unaffiliated third parties could adversely affect the liquidity and trading price of the Shares.

On September 17, 2026, the SEC issued temporary, conditional exemptive relief permitting certain Tokenized Securities Venues (“TSVs”) to facilitate trading in tokenized NMS stocks, including exchange-traded products such as the Shares. Under this relief, the Shares may be tokenized by an unaffiliated third party and made available for trading on a TSV without the Trust’s or Sponsor’s affirmative consent, provided that the TSV gives the Trust prior written notice and the Trust does not object within 30 calendar days after receiving such notice. The Trust may not receive the notice sent by a TSV or may choose not to object to one or more of such notices. The Trust may also consider whether it will tokenize the Shares using an on-chain transfer agent. On September 1, 2026, the SEC also proposed amendments to its rules governing registered transfer agents, including changes addressing tokenized securities recordkeeping and the processing and safeguarding of securities. The proposal has not been adopted, and any final rules could affect the manner in which tokenized Shares are recorded or transferred, potentially creating additional costs or operational risks for the intermediaries involved.

Unaffiliated third parties, including issuers and trading platforms located outside the United States, also offer tokens and other digital instruments that are designed to track the price of, or provide economic exposure to, U.S.-listed equity securities, including exchange-traded products, and such instruments may reference the Shares. These instruments are not issued, sponsored or endorsed by the Trust or the Sponsor, are not subject to the notice and objection process that applies to TSVs, are generally not offered to U.S. persons and may not be registered with, or subject to oversight by, the SEC. As a result, the Trust and the Sponsor may not be aware that such instruments exist. Depending on their structure, they may take the form of derivative contracts with, or debt securities issued by, the third party, and they may or may not be backed by Shares held by a third party’s custodian. Such instruments may not confer any rights to assets held by the Trust or the Sponsor, and a holder’s rights instead are tied to the third party’s assets, custody and recordkeeping arrangements or its creditworthiness and performance.

If tokenized Shares were made available for trading on a TSV, or tokens referencing the Shares were offered outside the TSV framework, the Trust and the Sponsor would not control the trading or pricing mechanisms of the relevant venue or issuer or the custody arrangements for such tokens. Trading on separate venues, including at times when NASDAQ is closed, could fragment liquidity or cause such tokens to trade at prices that significantly differ from the market price of the Shares on NASDAQ or the Trust’s NAV, potentially adversely affecting the liquidity or trading price of the Shares. In addition, investors may not understand how such tokens differ from the Shares, and any failure, mispricing, insolvency, security breach, regulatory action or other adverse development involving such tokens or the venues or issuers that offer them, or any confusion about their relationship to the Trust, could adversely affect the reputation of the Trust or the Sponsor or the price or demand for the Shares.

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

•

Digital assets, including bitcoin, are controllable only by the possessor of both the unique public key and private key or keys relating to the Bitcoin network address, or “wallet,” at which the digital asset is held. Private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset held in such wallet. One method of protecting private keys is “cold storage,” in which private keys are stored offline rather than on internet-connected devices. Although cold storage is generally considered a more secure means of safeguarding private keys, it does not eliminate the risk of theft or compromise, including through vulnerabilities in the hardware or software used to generate or safeguard private keys. For example, beginning in July 2026, attackers reportedly exploited a firmware vulnerability affecting certain Coldcard hardware wallets to derive private keys and steal approximately $116 million in bitcoin without physically accessing the affected devices. The loss, theft, compromise or destruction of a private key required to access a digital asset may be irreversible. If a private key is lost, stolen, destroyed or otherwise compromised and no backup of the private key is accessible, the owner would be unable to access the digital asset corresponding to that private key and the private key will not be capable of being restored by the digital asset network resulting in the total loss of the value of the digital asset linked to the private key.

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

•

Governance of the Bitcoin network is by voluntary consensus and open competition. As a result, there may be a lack of consensus or clarity on the governance of the Bitcoin network, which may stymie the Bitcoin network’s utility and ability to grow and face challenges. In particular, it may be difficult to find solutions or marshal sufficient effort to overcome any future problems on the Bitcoin network, especially long-term problems.

•

Over the past decade, bitcoin mining operations have evolved from individual users mining with computer processors, graphics processing units and first‑generation application specific integrated circuit machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of bitcoin mining operations are not sufficiently high, including due to an increase in electricity costs or a decline in the market price of bitcoin, or if bitcoin mining operations are unable to arrange alternative sources of financing (e.g., if lenders refuse to make loans to such miners), bitcoin miners are more likely to immediately sell more bitcoin than they otherwise would, resulting in an increase in liquid supply of bitcoin, which would generally tend to reduce bitcoin’s market price.

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

•

Moreover, in the past flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. For example, on September 6, 2026, a vulnerability in the software underlying the Liquid Network, a Bitcoin sidechain, was exploited to withdraw approximately 4,000 bitcoin from the network’s reserves. The cryptographic algorithms securing the Bitcoin network, in particular its elliptic-curve signature scheme, could prove vulnerable to advances in computing technology, particularly quantum computing. Quantum computing technology is an emerging phenomenon which, because it is still developing, makes it difficult to predict its ultimate effect on the future value of bitcoin and other digital assets. However, if quantum computing technology is able to advance and significantly increase its capacity relative to the capacity of today’s leading quantum computers, it could potentially undermine the viability of many of the cryptographic algorithms used across the world’s information technology infrastructure, including the cryptographic algorithms used for digital assets like bitcoin. In particular, bitcoin relies on public-key cryptography, including elliptic-curve signature schemes, to authorize transfers, and a sufficiently advanced quantum computer could potentially derive private keys from public keys that have been revealed on-chain or during the process of broadcasting and confirming transactions. The extent of this risk may depend on, among other things, address types, whether addresses are reused, whether public keys have been exposed, the timing and manner of transfers, and the wallet-generation, key-management and transaction-signing practices of the Bitcoin Custodian and other service providers. If quantum computing is able to advance in that way, there is a risk that quantum computing could result in the cryptography underlying the Bitcoin network becoming ineffective, which, if realized, could compromise the security of the Bitcoin network, or allow a malicious actor to compromise the wallets holding bitcoin owned by the Trust or others on the Bitcoin network, which would result in losses to Shareholders. The potential risks posed by advances in quantum computing have also attracted attention from U.S. policymakers. On August 24, 2026, the U.S. Treasury Department announced the establishment of a Quantum‑Readiness Task Force to support the financial sector’s transition to post-quantum cryptography, including a workstream focused on digital assets and emerging technology risks. While various actors in the Bitcoin community are taking steps to enable the use of post-quantum or quantum‑resistant cryptographic algorithms, there is no guarantee that new post-quantum or quantum-resistant architectures will be built and appropriate transitions will be implemented across the network at scale in a timely manner or that any such transition would occur without bugs, security vulnerabilities, increased transaction costs, reduced network functionality or other disruption; any such changes could require the achievement of broad consensus within the Bitcoin network community and a fork (or multiple forks), and there can be no assurance that such consensus would be achieved or the changes implemented successfully. See “—Changes in the governance of a digital asset network may not receive sufficient support from users and miners, which may negatively affect that digital asset network’s ability to grow and respond to challenges” and “—A temporary or permanent “fork”

could adversely affect the value of the Shares.” If any of the foregoing were to occur, it could result in losses to Shareholders. In any of these circumstances, a malicious actor may be able to compromise the security of the Bitcoin network or take the Trust’s bitcoin, which would adversely affect the value of the Shares. In addition, because a significant amount of bitcoin is held in addresses whose public keys have already been exposed, a sufficiently advanced quantum computer could be used to misappropriate that bitcoin, even if the Trust’s own bitcoin were not compromised, undermining confidence in the Bitcoin network and depressing the price of bitcoin, which would adversely affect the value of the Shares. Moreover, the functionality of the Bitcoin network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for bitcoin. Even if another digital asset other than bitcoin were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

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

On August 18, 2026, the SEC proposed Regulation Crypto Assets, which would establish registration exemptions for certain investment contracts involving crypto assets and a conditional safe harbor addressing when a crypto asset ceases to be subject to an investment contract. The proposal has not been adopted, may be revised or withdrawn, and does not address exchange-traded products such as the Trust. The Sponsor cannot predict whether Regulation Crypto Assets will be adopted or how these or other regulatory developments could affect digital asset markets, the price of bitcoin or the value of the Shares.

Notwithstanding the SEC’s current interpretation that bitcoin is not itself a security, a court could reach a different conclusion under existing law, or future legislative or regulatory developments could result in bitcoin being treated as a security under the federal securities laws. Any such determination or development could materially adversely affect the Trust and the value of the Shares.

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

A number of foreign jurisdictions have taken regulatory action aimed at digital asset activities. China has made transacting in crypto assets illegal for Chinese citizens in mainland China, and additional restrictions may follow. Both China and South Korea have banned initial coin offerings entirely and regulators in other jurisdictions, including Canada, Singapore and Hong Kong, have opined that initial coin offerings may constitute securities offerings subject to local securities regulations. In May 2021, the Chinese government announced renewed efforts to restrict crypto asset trading and mining activities. Regulators in the Inner Mongolia and other regions of China have proposed regulations that would create penalties for companies engaged in crypto asset mining activities and introduce heightened energy saving requirements on industrial parks, data centers and power plants providing electricity to crypto asset miners. The United Kingdom’s Financial Conduct Authority published final rules in October 2020 banning the sale of derivatives and exchange traded notes that reference certain types of digital assets, contending that they are “ill-suited” to retail investors citing extreme volatility, valuation challenges and association with financial crime. The United Kingdom’s Financial Services and Markets Act 2023 (the “FSMA”) received royal assent in June 2023. According to publicly available government materials, the FSMA brings digital asset activities within the scope of existing laws governing financial institutions, markets and assets. In addition, the Parliament of the European Union approved the text of the Markets in Crypto-Assets Regulation (“MiCA”) in April 2023, establishing a regulatory framework for digital asset services across the European Union. Certain parts of MiCA became effective as of June 2024 and the remainder became effective as of December 2024. MiCA is intended to serve as a comprehensive regulation of digital asset markets and imposes various obligations on digital asset issuers and service providers. The main aims of MiCA are industry regulation, consumer protection, prevention of market abuse and upholding the integrity of digital asset markets. The transitional period for crypto-asset service providers under MiCA ended on July 1, 2026. In June 2026, the United Kingdom’s Financial Conduct Authority published final cryptoasset rules, which are expected to take effect in October 2027.

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

On October 5, 2026, the CFTC issued an advance notice of proposed rulemaking concerning Regulation Crypto Asset Transactions (“Regulation CTX”) and Regulation Crypto Asset Markets (“Regulation CAM”), seeking comment on potential rules governing certain retail crypto asset transactions and an optional federal registration framework for crypto asset trading venues. The CFTC has not proposed or adopted rules through this notice, and any subsequent rulemaking could affect the operation of digital asset trading platforms, trading activity or liquidity in bitcoin markets, which could adversely affect the price of bitcoin and the value of the Shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

a) None.

b) Not applicable.

c) 68,760,000 Shares (1,719 Baskets) were redeemed during the quarter ended September 30, 2026.

Period	Total Number of Shares Redeemed	Average Price Paid Per Share
07/01/26 to 07/31/26	36,280,000	$35.3811
08/01/26 to 08/31/26	8,160,000	38.5749
09/01/26 to 09/30/26	24,320,000	44.1233
Total	68,760,000	$38.8522

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Trust hereby incorporates by reference herein Exhibit 99.1 of this report, which includes information provided by Malaysia Airports Holdings Berhad.

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
Sponsor of the iShares Bitcoin Trust ETF (registrant)

/s/ Jay Jacobs

Jay Jacobs
Director, President and Chief Executive Officer
(Principal executive officer)

Date:	November 6, 2026

/s/ Bryan Bowers

Bryan Bowers
Director and Chief Financial Officer
(Principal financial and accounting officer)

Date:	November 6, 2026

*	The registrant is a trust and the persons are signing in their respective capacities as officers of iShares Delaware Trust Sponsor LLC, the Sponsor of the registrant.